Form 10KSB
period 2007-12-31
MAJIC WHEELS CORP
filed 2008-03-07
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ending December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from ___________ to ___________.

Commission file number: 333-147629

MAJIC WHEELS CORP.
(Name of small business issuer in its charter)

Delaware	98-0533882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Benny Resheff
28 Rembrandt St.
Tel Aviv, Israel
Phone number: 972-(3) 5759001
Fax number: 972-(3) 5759006
(Address of Principal executive offices) (Zip Code)

Issuer’s telephone number: 972-(3) 5759001
_______________

Securities registered under Section 12(b) of the “Exchange Act”
Common Share, Par Value, $.0001
(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year (2007): $0.00.

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

The number of shares of Common Stock outstanding, as of March 7, 2008 was: 8,000,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MAJIC WHEELS CORP.
and SUBSIDIARIES
ANNUAL REPORT ON FORM 10-KSB

For Fiscal Year Ended December 31, 2006

Majic Wheels Corp. and Subsidiaries

Part I

Item 1.  Description of Business

FORWARD LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-KSB (“Form 10-KSB”) contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements for 2006 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

OVERVIEW

OUR COMPANY

We were incorporated in Delaware on March 15, 2007, and are a development stage company. We plan on developing, manufacturing and marketing a radio-controlled toy vehicle capable of climbing inclined and vertical surfaces (the “Product”). We do not currently have a working prototype of our Product, but intend to create one by the end of the second quarter of 2008. Subsequently, we plan to engage an independent manufacturer to manufacture our Product at low cost. Our current expectation is that the Product will be manufactured in China, which offers the most cost-effective manufacturing option. We plan to generate revenue by engaging marketing companies to introduce the Product to large wholesale toy companies in China and the United States. We also plan to market our Product and generate revenues through internet distributors of children toys. We expect that the Product's retail price to the consumer will be between $50 and $60.

On June 21, 2007, we entered into an exclusive worldwide patent licensing agreement (the "Patent Licensing Agreement") with Michael Taft, the original inventor, in relation to a patented technology (IL Patent Number: 148794 and PCT/IL06/00498) ("Patented Technology") that we plan on using to create the Product in exchange for a commitment to pay Mr. Taft 4.5% of gross sales proceeds from sales of units of the Product, payable within 30 days of the end of each quarter.

On June 20, 2007, we entered into an agreement with Idea Plus Ltd. and Global Sourcing and Marketing LLC to acquire the sub-licensing and marketing rights previously granted to these entities by Mr. Taft in exchange for the payment of $60,000 payable by December 31, 2007 (the “Marketing Rights Agreement”). The Marketing Rights Agreement was amended on December 26, 2007 to extend the payment obligation to June 30, 2008. The Marketing Rights Agreement also entitles Global Sourcing and Marketing LLC to purchase 100,000 units of the Product per year per year at cost plus fifteen percent (excluding any value added taxes) for a period of five years from June 30, 2007. The initial term of the Marketing Rights Agreement is for five years from June 21, 2007, and can be extended at the option of the Company for an additional five year term. As of September 30, 2007, we have paid $10,000 in connection with the Marketing Rights Agreement, with the remaining $50,000 due on June 30, 2008.

Our principal offices are located at 28 Rembrandt St., Tel Aviv, Israel. Our telephone number is 972-(3)5759001. Our registered office in Delaware is located at c/o Delaware Intercorp, Inc., 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp, Inc. All references to "we," "us," "our," or similar terms used in this prospectus refer to Majic Wheels Corporation. Our fiscal year end is December 31.

RISKS RELATING TO OUR COMPANY

We are a development stage company with no operating history and may never be able to carry out our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.
We are subject to all of the risks inherent in the establishment of a new business enterprise. We were established on March 15, 2007, for the purpose of engaging in the development, manufacture, and sale of a radio-controlled toy vehicle which uses a patented technology that allows the vehicle to climb inclined and vertical surfaces. We have not generated any revenues nor have we realized a profit from our operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon the successful development of a prototype of our radio-controlled toy vehicle, which itself is subject to numerous industry-related risk factors as set forth herein. We may not be able to successfully carry out our business. There can be no assurance that we will ever achieve any revenues or profitability. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the toy industry, and our Company is a highly speculative venture involving significant financial risk.

We expect to incur operating losses in the next 12 months because we have no plan to generate revenues unless and until we successfully develop a valid prototype of our radio-controlled toy vehicle.
We have never generated revenues. We intend to engage in the manufacture and distribution of a radio-controlled toy vehicle. We own the right to exploit the technology and patent for a radio-controlled toy vehicle. However, our radio-controlled toy vehicle is not currently available for sale. We intend to develop a fully workable prototype, which can then be used to develop and manufacture the actual product. We will rely on third parties to develop workable prototypes and to work with us to manufacture the product. We expect to incur operating losses over the next 12 months because we have no source of revenues unless and until we are successful in developing a workable prototype of our radio-controlled toy vehicle. We cannot guarantee that we will ever be successful in developing a workable prototype or in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If we are unable to obtain funding for development of a valid prototype, and/or pay for the final sub-license acquisition payment we will have to delay development of our valid prototype and/or go change our line of business, which could result in the loss of your total investment.
We intend to use $50,000 of the potential $160,000 to be raised in this offering to make the remaining payments due to Global Sourcing and Marketing LLC pursuant to the Marketing Rights Agreement. As such, if we are unable to raise at least $96,000, we will not have the funds necessary to complete payment of the remaining fees due pursuant to the Marketing Rights Agreement, nor to engage a manufacturing company to work with us to produce a working prototype. If we raise only $96,000, we believe that we will have funds available to reach the basic goals of our business plan; however, we believe we will need an additional $64,000 in order to bring the product to market on a full-scale basis. Since there are no refunds on the shares sold in this offering, if any, you may be investing in a company that will not have the funds necessary to commence operations.

We may need to raise additional capital in the future in order to execute our business plan and fund the development and commercialization of our Product.

We may need to finance future cash needs through public or private equity offerings or debt financings.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants.   We cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available from the foregoing sources, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or curtail some of our commercialization efforts.

Delay in our payment to Global Sourcing and Marketing LLC pursuant to the Marketing Rights Agreement may result in termination of the Marketing Rights Agreement and the reinstatement of the previous agreement which granted Global Sourcing and Marketing LLC an exclusive, worldwide, perpetual license to the patented invention to be used in our proposed product. If the Marketing Rights Agreement is terminated, we may not be able to develop and market our product.
Our success is dependent upon our development and sale of a radio-controlled toy vehicle that is based on patented technology previously sub-licensed to Global Sourcing and Marketing LLC and Idea Plus Ltd. Pursuant to the terms of the Marketing Rights Agreement, we have made the first two installment payments due to Global Sourcing and Marketing LLC. According to the amended Marketing Rights Agreement dated December 26, 2007, if we do not transfer the final installment payment of $50,000 by June 30, 2008, Global Sourcing and Marketing LLC may terminate the Marketing Rights Agreement and such termination could force us to cease operations.

We may be required to pay liquidated damages or forfeit our right to continue to use the underlying patent for our Product if we are unable to meet certain sales quotas set forth in the agreement.
An important part of our business involved obtaining a patent license to use a registered patent to produce our radio controlled toy vehicle. The Patent Licensing Agreement we entered into to obtain these rights requires us to pay minimum royalties and such minimum amounts may be greater than what we are ultimately able to realize from actual sales of our Product. Pursuant to the terms of the agreement, failure to meet certain sales quotas could result in either the forfeiture of our rights pursuant to the agreement, or our paying significant shortfall amounts as liquidated damages. Our financial condition and results of operations could be significantly harmed if we are unable to achieve the minimum sales quotas set forth in the Patent License Agreement.

We do not have sufficient cash to fund our operating expenses for the next 12 months, and we will require additional funds through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative expenses and operating expenses or our proposed research and development program for the next 12 months. In addition, we will require substantial additional capital following the development of a valid workable prototype for our radio-controlled toy vehicle in order to market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next 12 months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the implementation of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

Our registered independent auditors have expressed substantial doubt about our ability to continue as a going concern, and if we do not raise at least $96,000 from our offering, we may have to suspend or cease operations within 12 months.
Our audited financial statements for the period from March 15, 2007, through September 30, 2007, were prepared using the assumption that we will continue our operations as a going concern. We were incorporated on March 15, 2007, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We believe that if we do not raise at least $96,000 from our offering, we may have to suspend or cease operations within 12 months.   Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

We have no track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.
The revenue and income potential of our proposed business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in developing a valid workable prototype of our product and thereafter making it available for sale. There is a substantial risk that we will not be successful in implementing our business plan, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

Because we are not making provisions for a refund to investors, you may lose your entire investment.
Even though our business plan is based upon the complete subscription of the shares offered through this offering, the offering makes no provisions for refund to an investor. We will utilize all amounts received from newly issued common stock purchased through this offering even if the amount obtained through this offering is not sufficient to enable us to go forward with our planned operations. Any funds received from the sale of newly issued stock will be placed into our corporate bank account. We do not intend to escrow any funds received through this offering. Once funds are received as the result of a completed sale of common stock being issued by us, those funds will be placed into our corporate bank account and may be used at the discretion of management.

As a development stage company, we may experience substantial cost overruns in manufacturing and marketing our product, and we may not have sufficient capital to successfully complete the development and  marketing of our product .
We may experience substantial cost overruns in manufacturing and marketing our product, and may not have sufficient capital to successfully complete our project. We may not be able to manufacture or market our product because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. In addition, the commercial success of any product is often dependent upon factors beyond the control of the company attempting to market the product, including, but not limited to, market acceptance of the product and whether or not third parties promote the products through prominent marketing channels and/or other methods of promotion.

We will rely on third parties to develop a prototype and to manufacture our proposed product.
We will rely on third parties to develop a prototype. We intend to work with Chinese manufactures to manufacture the Product. If we are unable to enter into manufacturing or distribution agreements, or if our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our product as planned. In addition, we may not be able to contract with third parties to manufacture our product in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our radio-controlled toy vehicle, which would result in losses of sales and goodwill.

We intend to manufacture our Product in China despite recent high profile recalls of toys manufactured in China. If our Product is subject to a recall, we would incur added costs and our reputation would be severely harmed, which could cause our  business to fail.
We intend to sell our Product in markets subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and our Products could be subject to involuntary recalls and other actions by these authorities. We intend to manufacture our Product in China. If the manufacturers with whom we contract to produce our Product fail to meet the required quality and safety standards promulgated by Consumer Product Safety Commission and other regulatory authorities, our Product may be subject to recall. In addition, defects or errors in our Product may be discovered after its production and sale to customers. These defects or errors could result in the rejection of our Product by customers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm our business or cause our business to fail.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.
The toy industry is highly competitive. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of distributors and customers than we have. As a result, these competitors have greater name credibility with our potential distributors and customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Our success depends on third party distribution channels.
We intend to sell our product ourselves and through a series of resellers and distributors. Our future revenue growth will depend in large part on sales of our product through these relationships. We may not be successful in developing distribution relationships. Entities that distribute our product may compete with us. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our product. Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

Changing consumer preferences may negatively impact our business
The Company's success is dependent upon the appeal of its toy product. Consumer preferences with respect to toy products are continuously changing and are difficult to predict As a result of changing consumer preferences, many toys are successfully marketed for only one or two years, if at all. We cannot assure you that our product will achieve customer acceptance or will continue to be popular with consumers for any significant period of time, or that our products will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Our success is dependent upon our ability to develop, introduce, and gain customer acceptance of the Company’s toy product. The failure of our product to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations

Seasonality of toy sales.
The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors that are outside the Company's control, including the seasonality of toy sales and economic conditions specific to the toy industry. Sales in the traditional toy industry are significantly higher in the fourth calendar quarter of each year (due to the December holiday season) than in the preceding three quarters. This means that the Company’s results may suffer in future non-holiday retail periods, which may affect our share price as well as adversely affect our business results.

Because our Directors and officers have no experience in running a company that sells radio-controlled toy vehicles, they may not be able to successfully operate such a business which could cause you to lose your investment.
We are a development stage company and we intend to manufacture, market, and sell a radio-controlled toy vehicle. Benjamin Resheff and Lavi Krasney, our current Directors and officers, have effective control over all decisions regarding both policy and operations of our Company with no oversight from other management. Our success is contingent upon the ability of these individuals to make appropriate business decisions in these areas. However, our Directors and officers have no experience in operating a company that sells radio-controlled toy vehicles. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and hinder an investor from obtaining a return on his investment in us.

Because Lavi Krasney and Benjamin Resheff have other outside business activities and will only be devoting up to 10% of their time to our operations, our operations may be sporadic which may result in periodic  interruptions or suspensions of our business activities.
Our Directors and officers are only engaged in our business activities on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to our business activities and the amount of time required to be devoted to their other activities. Benjamin Resheff and Lavi Krasney, our current Directors and officers, intend to devote only approximately 5 hours per week to our business activities. Subsequent to the completion of this offering, we intend to increase our business activities in terms of research, development, marketing and sales. This increase in business activities may require that either our Directors and/or officers engage in our business activities on a full-time basis or that we hire additional employees; however, at this time, we do not have sufficient funds to pursue either option.

Our Directors own 47.50% of the outstanding shares of our common stock, and may be able to influence control of the company or decision making by management of the Company.
Our Directors presently own 47.50% of our outstanding common stock. If all of the 2,000,000 shares of our common stock being offered hereby are sold, the shares held by our Directors will constitute approximately 32% of our outstanding common stock.

Mr. Benjamin Resheff, our Secretary and Director, may face a conflict of interest if we fail to make payment pursuant to the Marketing Rights Agreement.
Benjamin Resheff, our Secretary and Director, is also the President of Idea Plus Ltd., one of the companies from which we have acquired sub-licensing and marketing rights. Mr. Resheff may have conflicting interests, which could be to our detriment, if we fail to make payment to Global Sourcing and Marketing LLC pursuant to the terms of the Marketing Rights Agreement. Under such circumstances, Global Sourcing and Marketing LLC may terminate the Marketing Rights Agreement, which could have a material adverse effect on our operations and may result in the loss of your investment.

If our intellectual property protection is inadequate, competitors may gain access to our technology and  undermine our competitive position.
We regard our current and future intellectual property as important to our success, and we rely on patent law to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our product or reverse engineer or obtain and use information that we regard as proprietary. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Thus, we cannot assure you that our intellectual property rights can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. Any failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse affect on our business, financial condition, or results of operations.

We may be subject to intellectual property litigation, such as patent infringement claims, which could adversely affect our business.
Our success will also depend in part on our ability to develop a commercially viable product without infringing the proprietary rights of others. Although we have not been notified of any infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop and market our radio-controlled toy vehicle device in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our product and would force us to incur substantial costs regardless of whether or not we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to cease operations.

You will experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against our non-U.S. resident Directors and officers.
Our operations are in Israel. Our Directors and executive officers are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or executive officers in United States courts. In addition, the courts in the country where we are located (Israel) may not permit lawsuits for the enforcement of judgments arising out of the United States and state securities or similar laws. Thus, should any situation arise in the future in which you have a cause of action against these persons or us, you are at greater risk in investing in our Company rather than a domestic company because of greater potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons as opposed to domestic persons or entities.

If and when we sell our products, we may be liable for product liability claims and we presently do not maintain product liability insurance.
The toy product that we are developing may expose us to potential liability from personal injury or property damage claims by end-users of the product. We currently have no product liability insurance to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. We cannot assure you that when we commence distribution of our product that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products our liability could exceed our total assets and our ability to pay the liability.

We may become subject to burdensome governmental regulation.
As a toy manufacturer, we are subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act. These acts empower the CPSC to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. The CPSC has the authority to exclude from the market articles, which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of these acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the U.S. and in many jurisdictions throughout the world. While we believe that we will be able to substantially comply with these laws, these laws will place an added burden on our operations and any non-compliance will adversely affect our business.

Our development of the radio controlled toy vehicle is tied to the patent granted pursuant to the Patent Licensing Agreement, which has an initial term of five years and may be extended for an additional five years if we meet the minimum quota requirements We may be unable to complete our development, manufacturing, and commercialization plans during such time period, and any failure to do so will significantly harm our business plans, prospects and financial condition.
The development, manufacture, and commercialization of our radio controlled toy vehicle within the term of the Patent Licensing Agreement depend on a number of factors, including:

•	further product development;
•	development of a relationship with a third party manufacturer in China;

•	managing the initial production line and demonstrating efficiencies that will make our products attractively priced; and
•	developing and managing relations with third party distributors in China and the United States.

To date, we have focused primarily on acquiring a license to the patent granted pursuant to the Patent Licensing Agreement. We do not know whether we will be able to commercialize the toy within the term of the Patent Licensing Agreement. If we fail to market and distribute the toy within the term of the Patent Licensing Agreement, you may lose some or all of your investment.

RISKS RELATING TO OUR COMMON STOCK

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company, which may dilute our share value. We do not need stockholder approval to issue additional shares.
Our certificate of incorporation authorizes the issuance of 150,000,000 shares of common stock, par value $0.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "penny stock" rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in  our stock.
The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

There is no established public market for our stock and a public market may not be obtained or be liquid and therefore investors may not be able to sell their shares.
There is no established public market for our common stock being offered under this prospectus. While we intend to apply for quotation of our common stock on the Over-The-Counter Bulletin Board system, we have not yet engaged a market maker for the purposes of submitting such application, and there is no assurance that we will qualify for quotation on the OTC Bulletin Board. Therefore, purchasers of our common stock in this offering may be unable to sell their shares on any public trading market or elsewhere.

The Company Has Never Paid Dividends
The Company has never paid dividends. The Company does not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our Board of Directors’ discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents The Company may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

Reporting Requirements of a Public Company
As a public company, we are required to comply with the reporting obligations of the Exchange Act and may be required to comply with Section 404 of the Sarbanes-Oxley Act for our fiscal year ending December 31, 2006. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in use, could be materially adversely affected. As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of internal controls over financial reporting. We plan to evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting oversight Board. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any National Stock Exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will be more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

We must also obtain additional financing to either purchase our operating assets or obtain working capital for leasing arrangements.

To meet our need for cash, we are attempting to raise debt and equity financings to complete the acquisitions either described in this document or contemplated in the future and fund the Company’s ongoing operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources of capital such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely.

Limited Operating History
We cannot guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. We are seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and our ongoing operations.

We have no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations and possibly cease operations totally. Equity financing could result in additional dilution to shareholders.

Inflation
The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Risks Relating to Operating in Israel
We conduct our operations in Israel and therefore our results may be adversely affected by political, economic, and military instability in Israel.

Our operations and our officers and Directors are located in Israel. In addition, any disputes relating to the Patent License Agreement and the Marketing Rights Agreement are to be governed by the laws of the State of Israel and shall be subject to the exclusive jurisdiction of courts in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital. Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict. The establishment in 2006 of a government in the Palestinian Authority by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel was engaged in an armed conflict with Hezbollah in the summer of 2006, a Lebanese Islamist Shiite militia group, which involved thousands of missile strikes and disrupted most day-to-day civilian activity in northern Israel. Any armed conflicts, terrorist activities, or political instability in the region would likely negatively affect business conditions and could significantly harm our results of operations.

Provision for Income Taxes

The Company has determined that it will more likely than not use any tax net operating loss carry forward in the current tax year and has taken and therefore has a valuation amount equal to 100% of any asset.

Employees

As of December 31, 2007, other than our current Directors and officers, we have no other full time or part-time employees. If and when we develop the prototype for our radio-controlled toy vehicle device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next 12 months.

Item 2. Description of Property

Our Principal executive offices are located at c/o Benny Resheff, 28 Rembrandt St, Tel Aviv, Israel. This location is the home of our Secretary, Treasurer, and Director and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company or any Director, officer, or affiliate of the Company, any owner of record or beneficial holder of more than 5% of any class of voting securities of the Company, or security holder is a party that is adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

We are authorized to issue 150,000,000 shares of our Common Stock, $0.0001 par value, of which, as of March 7 2008 , 8,000,000 shares are issued and outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of our liquidation, dissolution, or winding up, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

Price Ranges of Majic Wheels Corp. Common Stock

Market Information

The Company’s common stock is currently not yet trading .

Liquidation

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Dividend Policy

The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company, and general business conditions.

Stock Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501.  Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623.  The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Recent Sales of Unregistered Securities

The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in Item 12 “Certain Relationships and Related Transactions,” set forth hereafter.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. The words “expect,” “anticipate,” and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

You should read the following plan of operation together with our audited financial statements and related notes appearing elsewhere in this prospectus. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" on elsewhere in this prospectus.

PLAN OF OPERATION

We are a development stage company that has licensed the technology and patent for a radio-controlled toy vehicle. The purpose of this product is to provide a toy that can continue to move, even over hard surfaces, steep inclines, and vertical surfaces, thus lengthening and enriching the experience for the child or young adult.

Although we have not yet engaged a manufacturer to develop a working prototype of the radio-controlled toy vehicle, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately three to four months to construct a basic valid prototype of our product. Our current plan involves raising additional funding to produce the working prototype. We expect this financing phase of the business to be completed by March 31, 2008. We plan to use the initial funds to be raised pursuant to this offering to begin, production of a working prototype. We expect to complete this phase by the end of the second quarter of 2008. Once the working prototype has been successfully created and tested, we will be able to raise additional funds to cover the next phase of our operation, which will involve wide-scale manufacturing and marketing in international markets using a variety of local and international resources. To accomplish this goal efficiently, the Company plans to engage third-party manufacturing and marketing providers. Our current plan is to manufacture our Product in China and begin marketing the toys according to the plan developed with marketing experts. Our Product will also be available via the Company’s website (www.majicwheels.com), which website is currently under development.

If and when we have a viable prototype, depending on the availability of funds, we estimate that we would need approximately an additional four to six months to bring our Product to market. Our objective is to manufacture the Product ourselves through third party sub-contractors in China and market the Product as an off-the-shelf device, and/or to license the manufacturing rights to the Product and related technology to third party manufacturers who would then assume responsibility for marketing and sales. The Company website will also publicize and act as a marketing facility through which global sales can be generated.

Depending on the relative success of this offering, the following table details how we intend to use the net proceeds to execute our plan of operation. All amounts listed below are estimates.

	60%	80%	100%
Working capital	$5,985	$17,985	$39,985
Prototype development costs	$20,000	$20,000	$20,000
Marketing Rights Agreement payment	$50,000	$50,000	$50,000
Sales and Marketing	$—	$20,000	$30,000
Total	$75,985	$107,985	$139,985

We intend to use the proceeds of this offering in the manner and in order of priority set forth in the milestones provided below.

If less than $96,000 is raised from this offering, we will attempt to raise additional capital through the private sale of our equity securities or borrowings from third party lenders. We have no commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell the Company or cease operations. We do not presently have any plans, arrangements, or agreements to sell or merge our Company.

Milestones

The following is a chronological check list of the milestones we hope to achieve over the next 12 months.

January - March 2008

During the first three months we plan to:

· complete the initial funding in order to finance the development of a working prototype

· begin discussions on the website development strategy

· initiate the development of our corporate and marketing materials

Website development - We plan to hire a website development company or individual to begin work on our website. During this time we will develop the website information brochures. The development of the corporate and marketing materials will follow the style of the brand name appearance on the website to maximize the visual impact of the corporate logo and help to build long term brand name recognition.

April - June 2008

During the second three-month period we plan to:

•	complete development of a working prototype by the end of June 2008
•	seek potential low-cost manufacturers for large volumes of units of the Product
•	seek consulting / strategic marketing entities to assist in identifying wholesalers and other entities for sales of the Product
•	seek advertising companies to assist in the creation of a large advertising campaign for the Product
•	seek other means of selling the Products by maintaining website and preparing other marketing media / brochures

Prototype development - Subject to raising at least $96,000 in gross proceeds from our offering by the end of the first three months, we plan to complete development of a working prototype during this quarter and to seek to engage consultants and manufacturers to begin manufacturing the Product.

July - September 2008

During the third three-month period we plan to:

•	travel to China to initiate marketing efforts
•	seek to complete negotiations and discussions with the marketing entities engaged in the second quarter in order to execute agreements with potential toy wholesalers and relevant parties

Marketing development - Subject to raising at least $128,000 in gross proceeds from our offering, by the end of the first six months we plan to travel to China to conduct negotiations with potential marketing providers.

October - December 2008

During the fourth three-month period we plan to:

•	continue to enter into negotiations and agreements with the manufacturing and marketing entities engaged in the second quarter
•	continue discussions with potential strategic partners
•	establish a date for the official launch of the Product

Launch - seek to launch first sales cycle of our Product

Going Concern

Our registered independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least 12 months.

GENERAL WORKING CAPITAL

We may be wrong in our estimates of funds required in order to proceed with developing a prototype and executing our general business plan described herein. Should we need additional funds, we would attempt to raise these funds through additional private placements or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we may not be in a position to continue operations.

We can offer no assurance that we will raise any funds in this offering. As disclosed above, we have no revenues and, as such, if we do not raise at least $96,000 from our offering we will not have sufficient funds to develop a prototype. If we are unable to raise funds, we may attempt to sell the Company or file for bankruptcy. We do not have any current intentions, negotiations, or arrangements to merge or sell the Company.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

RESULTS OF OPERATIONS:

The Company has not generated any revenues since its inception and incurred a net loss of $18,599 for the year ending December 31 2007, of which is comprised entirely of general and administrative expenses.

Liquidity and Financial Resources

As of December 31 2007, the Company had $676 in cash on hand however on February 22 2007 the SEC declared the SB2 filed effective and the Company anticipated to raise the full $160,000 as outlined in the SB2 registration statement filed with the SEC and declared affective accordingly .

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7. Financial Statements

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
   of Majic Wheels Corp.:

We have audited the accompanying balance sheet of Majic Wheels Corp. (a Delaware corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the period ended December 31, 2007, and from inception (March 15, 2007) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Majic Wheels Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period ended December 31, 2007, and from inception (March 15, 2007) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
February 26, 2008.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007

2007
ASSETS
Current Assets:
Cash in bank	$676
Total current assets	676

Other Assets:
Patent rights, net of accumulated amortization of $439	3,327
Marketing rights, net of accumulated amortization $7,000	53,000
Deferred offering costs	35,000
91,327
Total Assets	$92,003

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$18,602
Marketing rights agreement obligation	50,000
Due to related party - Director and stockholder	41,200
Total current liabilities	109,802
Total liabilities	109,802
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 8,000,000 shares issued and outstanding	800
(Deficit) accumulated during the development stage	(18,599)
Total stockholders' (deficit)	(17,799)
Total Liabilities and Stockholders' (Deficit)	$92,003

The accompanying notes to financial statements are
an integral part of this balance sheet.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND
CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH DECEMBER 31, 2007

	Period Ended December 31, 2007	Cumulative From Inception

Revenues	$—	$—
Expenses:
General and administrative-
Amortization	7,439	7,439
Filing fees	2,593	2,593
Organization costs	2,270	2,270
Consulting fees	2,000	2,000
Accounting fees	2,000	2,000
Transfer agent fees	1,928	1,928
Bank charges	369	369
Total general and administrative expenses	18,599	18,599
(Loss) from Operations	(18,599)	(18,599)
Other Income (Expense)	—	—
Provision for income taxes	—	—
Net (Loss)	$(18,599)	$(18,599)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,342,466

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 2007)
THROUGH DECEMBER 31, 2007

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - March 15, 2007	$—	$—	$—	$—	$—
Common stock issued for cash	8,000,000	800	—	—	800
Net (loss) for the period	—	—	—	(18,599)	(18,599)
Balance - Sepetember 30, 2007	8,000,000	$800	$—	$(18,599)	$(17,799)

The accompanying notes to financial statements are
an integral part of this statement.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND
CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH DECEMBER 31, 2007

	Period Ended	Cumulative
	December 31,	From
	2007	Inception

Operating Activities:
Net (loss)	$(18,599)	$(18,599)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization	7,439	7,439
Changes in net liabilities-
Accrued liabilities	18,602	18,602
Net Cash Provided by Operating Activities	7,442	7,442
Investing Activities:
Patent rights	(3,766)	(3,766)
Marketing rights	(10,000)	(10,000)
Net Cash (Used in) Investing Activities	(13,766)	(13,766)
Financing Activities:
Proceeds from issuance of common stock	800	800
Due to related party - Director and stockholder	41,200	41,200
Deferred offering costs	(35,000)	(35,000)
Net Cash Provided by Financing Activities	7,000	7,000
Net (Decrease) in Cash	676	676
Cash - Beginning of Period	—	—
Cash - End of Period	$676	$676

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Organization

Majic Wheels Corp. (“MajicWheels” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on March 15, 2007. The business plan of the Company is to develop a radio controlled toy vehicle utilizing a patent pertaining to unique adhesive wheels. The patent’s intended use is to enable the radio-controlled toy vehicle to climb inclined and vertical surfaces. The accompanying financial statements of Majic Wheels Corp. were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in 2007, Majic Wheels commenced a capital formation activity to affect a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $160,000 from a self-underwritten offering of 2,000,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from the manufacturing and sale of the radio-controlled toy vehicle. Revenues will be recognized for manufacturing and selling activities when the products are delivered to customers, and collection is reasonably assured.

Development Costs

The Company is in the development stage, and primarily involved in the development of a prototype application of a patent. When it has been determined that a prototype can be economically developed, the costs incurred to develop this prototype will be capitalized accordingly. Development costs capitalized will be amortized over the estimated useful life of the product following attainment of commercial production or written-off to expense if the product or project is abandoned.

Patent Rights

The Company obtained the licensing rights to a United States patent from Michael Taft, inventor, on June 21, 2007. The Company incurred $3,766 in costs associated with the Patent Licensing Agreement. The costs incurred to acquire the patent rights are being amortized over the five-year term of the Agreement.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended December 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2007.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of December 31, 2007, the Company had incurred $35,000 in deferred offering costs.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accrued liabilities and due to related party - Director and stockholder approximated fair value, due to the short-term maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and revenues and expenses for the period ended December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a Climbing Device. The Company also plans to develop a prototype of the patent application, and then manufacture and market the product.

During the period from March 15, 2007, through December 31, 2007, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a climbing device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 2,000,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While management of the Company believes that the Company will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise $160,000 in equity capital, or be successful in the development of a prototype associated with its patent licensing rights, commercialization of the prototype, or sale of its planned product that will generate sufficient revenues to sustain the operations of the Company.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2007, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a climbing device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent. The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years. The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amount of $439 for the period ended December 31, 2007.

(4)	Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”). Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle. The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes). The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $7,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007. However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008. As of December 31, 2007, the Company had paid $10,000 in connection with the Marketing Rights Agreement

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(5)	Common Stock

On June 20, 2007, the Company issued 8,000,000 shares of common stock valued at a price of $0.0001 per share (par value) for common stock subscriptions receivable of $800. On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 2,000,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.

(6)	Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2007, was as follows (using a 23 percent effective Federal and state income tax rate):

2007

Current Tax Provision:
Federal-
Taxable income	$—
Total current tax provision	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,278
Change in valuation allowance	(4,278)
Total deferred tax provision	$—

The Company had deferred income tax assets as of December 31, 2007, as follows:

2007

Loss carryforwards	$4,278
Less - Valuation allowance	(4,278)
Total net deferred tax assets	$—

As of December 31, 2007, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $18,600 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7)	Related Party Transactions

As of December 31, 2007, the Company owed to a Director and stockholder of the Company $41,200 for various working capital loans received by the Company from September 28, 2007, through December 31, 2007. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(8)	Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN No. 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements; however, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatement in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addressed how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements SAB No. 108 requires SEC registrants (1) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (2) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (3) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for the prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(9)	Commitments and Contingencies

On June 21, 2007, the Company committed to paying royalties for a five-year period to Michael Taft, an inventor, based on four and one half percent of all future revenues received from the exploitation of certain patent rights pertaining to a climbing device, as described in Note 3 above.

As described in Note 4 above, on June 20, 2007, the Company entered into a Marketing Rights Agreement with Idea Plus and Global. The Agreement provides to Idea Plus and Global the right to purchase from Majic Wheels, for a period of five years, 100,000 units per year of produced radio-controlled toy vehicles for consideration of cost plus 15 percent (excluding any value added taxes).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no Changes In and Disagreements with Accountants on Accounting and Financial Disclosure for the fiscal year ended December 31, 2007.

Item 8a. Controls and Procedures

Within the 90 day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the “Disclosure Controls”) as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, no absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission’s requirements, the CEO and CFO conducted an evaluation of the Company’s internal control over financial reporting (the “Internal Controls”) to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonably likely to materially affect Internal controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of March 7, 2008.

Name	Age	Positions and Offices Held
Lavi Krasney	40	President and Director

Benjamin Resheff	55	Secretary and Director

Asher Zwebner	44	Treasurer

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Lavi Krasney has been our President and Director since the Company’s inception on March 15, 2007. Since 1994 to present, Mr. Krasney has been self-employed and has served as an investment counselor, managing multi-million dollar portfolios for individual clients, various institutions, and corporations. From 1991 to 1993, he studied and worked in the management internship program at Bank Hapoalim, which is considered by many to be the most prestigious management trainee program in Israel. Mr. Krasney also served in the Intelligence Corps of the Israeli Army from 1985 to 1988 and thereafter commenced his studies. Mr. Krasney graduated magna cum laude with a B.A. in Economics from the University of Haifa in 1991 and completed his MBA in Finance at the Tel Aviv University in 1994. Mr. Krasney served from March 2004 until November 2006 as a Director of Cdoor Corp (now SinoBiomed Corp.), a publicly-traded company engaged in the manufacture of Biopharmaceutical products. Since March 2007, Mr. Krasney has also served as a Director of Cardio Vascular Medical Device Corp., a company engaged in the development of a unique heart stent.

Benjamin Resheff has served as our Secretary and Director since June 15, 2007. Since 2001 Mr. Resheff has been the President of Idea Plus Ltd., a company based in Ramat Gan, Israel. Idea Plus Ltd. markets new products and patents, including those of ThermoSiv Ltd., a thermal fabric manufacturer controlled by Idea Plus Ltd. From August 2000 to August 2001, he was a Vice President of sales and marketing at Optimet Ltd. a company based in Jerusalem, Israel . From 1996 until 2001, Mr. Resheff was the Director of business development for Cognitens Ltd., an optical quality control equipment manufacturer in Israel. Mr. Resheff graduated with a BSc. In Electronics and Computer Science from the Technion, Israel Institute of Technology in 1978 and completed his MBA at Manchester University in 2001.

Asher Zwebner has served as our Treasurer since the Company’s inception in March 15, 2007. As of January 1, 2007, Mr. Zwebner has served as the Chief Financial Officer of SinoBiomed Inc., and since October 18, 2007, as the Chief Financial Officer of PCMT Corporation, each a publicly traded company. From November 2004 until October 2006, Mr. Zwebner was also a Director of SinoBiomed Inc. Since May 2002, he has also served as the Chief Financial Officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. From May 2001 until May 2002, Mr. Zwebner served as the Chief Financial Officer of SMC Ventures.com, a strategic consulting firm specializing in mergers and acquisitions and in corporate debt and equity financing activities. From January 2000 until May 2001, Mr. Zwebner acted as CFO for Britanica.com, an educational software company that developed a proprietary e-learning platform technology. . From March 1995 through December 1999, Mr. Zwebner was a senior manager at the Israeli accounting office of Kost Forer and Gabbay, a member of Ernst & Young International. Mr. Zwebner is a CPA in Israel and the United States, and received a BS Degree in Accounting and Finance from Touro College in 1988.

There are no familial relationships among any of our Directors or officers. None of our Directors or officers is a Director in any other U.S. reporting companies except as mentioned above. None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or Directors, or any associate of any such officer or Director, is a party that are adverse to the Company. We are also not aware of any material interest of any of our officers or Directors that is adverse to our own interests.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual stockholders' meeting and is qualified, subject to removal by the Company's stockholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

AUDIT COMMITTEE AND FINANCIAL EXPERT

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. The policy of having no committee will change if the constitution of one such becomes necessary as a result of growth of the Company or as mandated by public policy.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers; however, the Company plans to implement such a code in the first quarter of 2008.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. Our Directors and officers are engaged in our business activities on a part-time basis. Benjamin Resheff and Lavi Krasney, our current Directors and officers, intend to devote only approximately five hours per week to our business activities. Mr. Resheff, is the President of Idea Plus Ltd., one of the companies from which we acquired the marketing rights to the Patented Technology. Mr. Reshef may be faced with a conflict of interest if we are unable to fully perform our obligations pursuant to the Marketing Rights Agreement.

Item 10. Executive Compensation

For the fiscal year ended December 31, 2007, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since our inception, nor do we plan to use any part of the offering proceeds to compensate our officers or Directors. We will not pay our officers and Directors any compensation from offering proceeds or any other source until we have revenues from the sale of our Product. The company’s decision to compensate officers will depend on the availability of its cash resources and the company’s need for cash to further the company’s business purposes.

We have no employment agreements with any of our executive officers or employees.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Pay-outs
Name and Principal Position	Year(1)	Salary	Bonus	Other	Securities Underlying Options/SARs Granted	Restricted Shares or Restricted Share Units	LTIP Pay-outs	All Other
Lavi Krasney President and Director	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Benjamin Resheff Secretary and Director	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Asher Zwebner Treasurer	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	We were incorporated on March 15, 2007.

OPTION/SAR GRANTS

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

LONG-TERM INCENTIVE PLANS AND AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or Director or employees or consultants since we were founded.

COMPENSATION OF DIRECTORS

There are no arrangements pursuant to which our Director is or will be compensated in the future for any services provided as a Director.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employment agreements or other contracts or arrangements with our officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors, or consultants that would result from the resignation, retirement, or any other termination of any of our Directors, officers, or consultants. There are no arrangements for our Directors, officers, employees, or consultants that would result from a change-in-control.

Director and Officer Insurance

The Company does not have directors and officers (“D & O”) liability insurance at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) all Directors and nominees, (iii) each executive officer, and (iv) all Directors and executive officers as a group.

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any other stockholders act as a “group”, as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of March 7 2008, the Company had issued and outstanding 8,000,000 shares of Common Stock.
(i) The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock, (b) each of our Directors and executive officers and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 8,000,000 shares of our common stock outstanding as of March 7, 2008.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (1)
Lavi Krasney	2,000,000	25%

Asher Zwebner	2,000,000	25%

Danny Elbaz	1,800,000	22.5%

Benjamin Resheff	1,800,000	22.5%

Eran Gronich	400,000	5%

All stockholders, and / or Directors and / or executive officers as a group (five persons)	8,000,000	100%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Item 12. Certain Relationships and Related Transactions Issuance of Stock

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On June 20, 2007, we sold 2,000,000 shares of our common stock to Mr. Lavi Krasney, our President and Director, for cash payment to us of $200. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 20, 2007, we sold 2,000,000 shares of our common stock to Mr. Asher Zwebner, our Treasurer, for cash payment to us of $200. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 20, 2007, we sold 1,800,000 shares of our common stock to Mr. Benjamin Resheff, our Secretary and Director, for cash payment to us of $180. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

As of September 30, 2007, the Company owed Mr. Lavi Krasney, our President and Director, $9,200 for a working capital loan received by the Company on September 28, 2007. The loan is unsecured, non-interest bearing, and has no terms or fixed date for repayment. The offering proceeds will not be used to repay the loan.

Benjamin Resheff, our Secretary and Director, is the President of Idea Plus Ltd. On June 20, 2007, the Company entered into a Marketing Rights Agreement with Idea Plus Ltd. and Global Sourcing and Marketing, LLC, pursuant to which we acquired the worldwide marketing rights to the Product in consideration of $60,000 to be paid to Global Sourcing and Marketing, LLC. According to the terms of the agreement, Global Sourcing and Marketing, LLC also has the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year at cost plus fifteen percent (excluding any value added taxes). Idea Plus Ltd. did not receive any payment from Majic Wheels, and does not have any right to purchase units of the Product from Majic Wheels. The Marketing Rights Agreement specifies that should we fail to pay Global Sourcing and Marketing, LLC any payment required under the agreement, Global Sourcing and Marketing, LLC may terminate the Marketing Rights Agreement and re-activate the Distributor Agreement signed between Michael Taft and Idea Plus Ltd. and Global Sourcing and Marketing, LLC on November 21, 2005. As of December 31, 2007, we have paid $10,000 in connection with the Marketing Rights Agreement, with the remaining $50,000 due on June 30, 2008.

Item 13. Exhibits

Index to Exhibits

Exhibit
3.1*	Articles of Incorporation of the Company
3.2*	Bylaws of the Company
3.3*	Form of Common Stock Certificate of the Company
10.1*	Licensing Agreement dated June 21, 2007, between the Company and the Licensor
10.2*	Marketing Rights Agreement dated June 20, 2007
10.3*	Amendment to Marketing Rights Agreement dated December 26, 2007
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
32.2

* Previously filed as an exhibit to the Company’s Form SB-1 filed on November 27, 2007, and subsequent filings

Item 14. Principal Accounting Fees and Services

During the fiscal year ended December 31, 2007, we paid a total of $5,000 in audit, audit-related, tax or other fees paid for professional services rendered by the registered independent auditors who audited the financial statements of the Delaware corporation that are filed herewith as those of the Company. See Item 7, “Financial Statements,” above.

During the fiscal year ended December 31, 2007, the Registrant did not have an audit committee.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Majic Wheels Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on March 7, 2008.

Majic Wheels Corp.

By: /s/	Lavi Krasney
Lavi Krasney, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 7, 2008.

Signature	Title	Date

/s/ Lavi Krasney	President, CEO,	March 7, 2008
Lavi Krasney,	and Director

/s/ Benjamin Resheff	Secretary and Director	March 7, 2008
Benjamin Resheff

/s/ Asher Zwebner	Chief Financial Officer	March 7, 2008
Asher Zwebner