Form 10QSB
period 2008-03-31
MAJIC WHEELS CORP
filed 2008-05-07
CIK 1406568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: March 31, 2008

Commission File number: 333-147629

___________________________

MAJIC WHEELS CORP.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

98-0533882
(IRS Employee Identification No.)

c/o Benny Resheff
28 Rembrandt St.
Tel Aviv, Israel
Phone number: 972-(3) 5759001
Fax number: 972-(3) 5759006
(Address of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.001 par value
(Class) 10,000,000	(Outstanding as of May 7, 2008)

MAJIC WHEELS CORP.
Form 10-QSB

Part I:  Financial Information

Item 1. Financial Statements

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF MARCH 31, 2008
(Unaudited)

2008
ASSETS
Current Assets:
Cash in bank	$1,417
Total current assets	1,417

Other Assets:
Patent rights, net of accumulated amortization of $628	3,138
Marketing rights, net of accumulated amortization $10,000	50,000
Deferred offering costs	45,000
98,138
Total Assets	$99,555

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$24,000
Due to related party - Director and stockholder	100,200
Total current liabilities	124,200
Total liabilities	124,200

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 8,000,000 shares issued and outstanding	800
Common stock subscribed - 150,000 shares	12,000
(Deficit) accumulated during the development stage	(37,445)
Total stockholders' (deficit)	(24,645)
Total Liabilities and Stockholders' (Deficit)	$99,555

The accompanying notes to financial statements are
an integral part of this balance sheet.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, THE PERIOD ENDED
MARCH 31, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007	Cumulative From Inception

Revenues	$-	$-	$-
Expenses:
General and administrative-
Amortization	3,188	-	10,627
Legal fees	5,475	-	5,475
Filing fees	1,901	-	4,494
Accounting fees	1,500	-	3,500
Audit and review fees	3,000	-	3,000
Consulting fees	1,000	-	3,000
Office supplies	2,270	-	2,270
Organization costs	-	2,270	2,270
Bank charges	512	-	881
Transfer agent fees	-	-	1,928
Total general and administrative expenses	18,846	2,270	37,445
(Loss) from Operations	(18,846)	(2,270)	(37,445)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(18,846)	$(2,270)	$(37,445)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	8,000,000	-

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, THE PERIOD ENDED
MARCH 31, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007	Cumulative From Inception

Operating Activities:
Net (loss)	$(18,846)	$(2,270)	$(37,445)
Adjustments to reconcile net (loss) to net cash provided by operating activities:			-
Amortization	3,189	-	10,628
Changes in net liabilities- Accrued liabilities	5,398	2,270	24,000
Net Cash (Used in) Operating Activities	(10,259)	-	(2,817)
Investing Activities:
Patent rights	-	-	(3,766)
Marketing rights	(50,000)	-	(60,000)
Net Cash (Used in) Investing Activities	(50,000)	-	(63,766)
Financing Activities:
Proceeds from issuance of common stock	-	-	800
Common stock subscribed	12,000	-	12,000
Due to related party - Director and stockholder	59,000	-	100,200
Deferred offering costs	(10,000)	-	(45,000)
Net Cash Provided by Financing Activities	61,000	-	68,000
Net Increase in Cash	741	-	1,417
Cash - Beginning of Period	676	-	-
Cash - End of Period	$1,417	$-	$1,417
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(1) Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Majic Wheels Corp. (“Majic Wheels” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on March 15, 2007. The business plan of the Company is to develop a radio controlled toy vehicle utilizing a patent pertaining to unique adhesive wheels. The patent’s intended use is to enable the radio-controlled toy vehicle to climb inclined and vertical surfaces. The accompanying financial statements of Majic Wheels were prepared from the accounts of the Company under the accrual basis of accounting.

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

 Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the three months and the period ended March 31, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three months and the period ended March 31, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended March 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

 Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2008.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of March 31, 2008, the Company had incurred $45,000 in deferred offering costs.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accrued liabilities and due to related party - Director and stockholder approximated fair value, due to the short-term maturity of these instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and revenues and expenses for the periods ended March 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a Climbing Device. The Company also plans to develop a prototype of the patent application, and then manufacture and market the product.

During the period from March 15, 2007, through March 31, 2008, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a climbing device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 2,000,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

While management of the Company believes that the Company will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be successful in the development of a prototype associated with its patent licensing rights, commercialization of the prototype, or sale of its planned product that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2008, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a climbing device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent. The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years. The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amount of $188 for the period ended March 31, 2008.

(4) Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”). Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle. The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes). The Company was to pay Idea Plus and Global $5,000 within seven days of the contract’s execution date, $5,000 by September 30, 2007, and the remaining $50,000 by December 31, 2007. However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008. As of March 31, 2008, the marketing agreement was paid in its entirety by the Company.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(5) Common Stock

On June 20, 2007, the Company issued 8,000,000 shares of common stock valued at a price of $0.0001 per share (par value) for common stock subscriptions receivable of $800. On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 2,000,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. In March 2008, the Company commenced the offering of its registered securities. As of March 31, 2008, the Company had received $12,000 in connection with 150,000 shares of subscribed common stock. In April 2008 the Company completed and closed the offering by selling a total of 2,000,000 registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.08 per share, for total proceeds of $160,000.

(6) Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2008, was as follows (using a 23 percent effective Federal and state income tax rate):

2008

Current Tax Provision:
Federal and State-
Taxable income	$-
Total current tax provision	$-

Deferred Tax Provision:
Federal and State-
Loss carryforwards	$4,467
Change in valuation allowance	(4,467)
Total deferred tax provision	$-

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The Company had deferred income tax assets as of March 31, 2008, as follows:

2008
Loss carryforwards	$8,874
Less - Valuation allowance	(8,874)
Total net deferred tax assets	$-

As of March 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $37,445 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7) Related Party Transactions

As of March 31, 2008, the Company owed to a Director and stockholder of the Company $100,200 for various working capital loans received by the Company from September 28, 2007, through March 31, 2008. The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

On March 3, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for transfer agent services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $12,000 payable as follows: $1,000 due at the time of execution of the Agreement; and, $11,000 within 60 days. The Company is also responsible for a monthly maintenance fee of $100. As of March 31, 2008, the Company had paid the initial fee of $1,000 for transfer agent services.

Item 2.  Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this Quarterly Report, the terms “MAJIC WHEELS CORP. ,” “Company,” “we,” or “our,” unless the context otherwise requires, mean MAJIC WHEELS CORP. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs
•	the operation of our business; and
•	general economic conditions in the United States, Israel, and China

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report.

ABOUT OUR COMPANY

We were incorporated in Delaware on March 15, 2007, and are a development stage company. We plan on developing, manufacturing, and marketing a radio-controlled toy vehicle capable of climbing inclined and vertical surfaces (the “Product”). We do not currently have a working prototype of our Product, but intend to create one by the end of the second quarter of 2008. Subsequently, we plan to engage an independent manufacturer to manufacture our Product at low cost. Our current expectation is that the Product will be manufactured in China, which offers the most cost-effective manufacturing option. We plan to generate revenue by engaging marketing companies to introduce the Product to large wholesale toy companies in China and the United States. We also plan to market our Product and generate revenues through internet distributors of children toys. We expect that the Product's retail price to the consumer will be between $50 and $60.

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

On June 20, 2007, we entered into an agreement with Idea Plus Ltd. and Global Sourcing and Marketing LLC to acquire the sub-licensing and marketing rights previously granted to these entities by Mr. Taft in exchange for the payment of $60,000 payable by December 31, 2007 (the “Marketing Rights Agreement”). The Marketing Rights Agreement was amended on December 26, 2007, to extend the payment obligation to June 30, 2008. The Marketing Rights Agreement also entitles Global Sourcing and Marketing LLC to purchase 100,000 units of the Product per year per year at cost plus 15 percent (excluding any value added taxes) for a period of five years from June 30, 2007. The initial term of the Marketing Rights Agreement is for five years from June 21, 2007, and can be extended at the option of the Company for an additional five year term. As of March 31, 2008, the full amount of $60,000 in connection with the Marketing Rights Agreement was paid .

Iin 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 2,000,000 shares of newly issued common stock in the public markets. The Registration Statement on Form SB-2 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. In March 2008, the Company commenced the offering of its registered securities. As of March 31, 2008, the Company had received $12,000 in connection with 150,000 shares of subscribed common stock. In April 2008 the Company completed and closed the offering by selling a total of 2,000,000 registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.08 per share, for total proceeds of $160,000.

Our principal offices are located at 28 Rembrandt St., Tel Aviv, Israel. Our telephone number is 972-(3)5759001. Our registered office in Delaware is located at c/o Delaware Intercorp, Inc., 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp, Inc. All references to "we," "us," "our," or similar terms used in this Quarterly Report refer to Majic Wheels Corp. Our fiscal year end is December 31.

Employees

As of March 31, 2008 , other than our current Directors and officers, we have no other full-time or part-time employees. If and when we develop the prototype for our radio-controlled toy vehicle device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next 12 months.

PLAN OF OPERATIONS

Liquidity, Capital Resources, and Operations:

During the fiscal quarter ended March 31, 2008, net cash used by operating activities was $10,259 and the Company incurred net losses of $18,846. Additionally, as of March 31, 2008, the Company had a Stockholders’ (Deficit) of $24,645.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.

Results of Operations:
For the Three Months Ended March 31, 2007, vs. March 31, 2008

For the three months ended March 31, 2008, the Company had $NIL in sales.
General and administrative amounted to $18,846 which was also the net loss for the related period.

We have, in our history, generated no revenues from sales, limited income from operations, have incurred substantial expenses, and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion.

Inflation:

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for Other Assets, and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.  Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2.  Changes In Securities

None

Item 3.      Defaults Upon Senior Securities

None

Item 4.     Submission of Matters To A Vote Of Security Holders

None

Item 5.     Other Information

None

Item 6.	Exhibits

a.	Exhibits:
3.1*	Articles of Incorporation of the Company
3.2*	Bylaws of the Company
3.3*	Form of Common Stock Certificate of the Company
10.1*	Licensing Agreement dated June 21, 2007, between the Company and the Licensor
10.2*	Marketing Rights Agreement dated June 20, 2007
10.3*	Amendment to Marketing Rights Agreement dated December 26, 2007
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to the Company’s Form SB-1 filed on November 27, 2007, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Majic Wheels Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 7, 2008.

Majic Wheels Corp.

By:	/s/ Lavi Krasney
Lavi Krasney, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on May 7, 2008.

Signature	Title	Date

/s/ Lavi Krasney	President and CEO	May 7, 2008
Lavi Krasney,	and Director

/s/ Benjamin Resheff	Secretary and Director	May 7, 2008
Benjamin Resheff

/s/ Asher Zwebner	Chief Financial Officer	May 7, 2008
Asher Zwebner