Form 10QSB/A
period 2008-03-31
MAJIC WHEELS CORP
filed 2008-05-19
CIK 1406568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB/A
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

Indicate by check mark whether the Registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.001 par value
(Class) 10,000,000	(Outstanding as of May 19, 2008)

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

* Previously filed as an exhibit to the Company’s Form SB-1 filed on November 27, 2007, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Majic Wheels Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 19, 2008.

Majic Wheels Corp.

By:	/s/ Lavi Krasney
Lavi Krasney, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on May 19, 2008.

Signature	Title	Date

/s/ Lavi Krasney	President and CEO	May 19, 2008
Lavi Krasney,	and Director

/s/ Benjamin Resheff	Secretary and Director	May 19, 2008
Benjamin Resheff

/s/ Asher Zwebner	Chief Financial Officer	May 19, 2008
Asher Zwebner