Form 10QSB
period 2008-06-30
MAJIC WHEELS CORP
filed 2008-07-25
CIK 1406568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: June 30, 2008

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

Common Stock, $0.001 par value, 10,000,000 shares
(Class) (Outstanding as of July 24, 2008)

MAJIC WHEELS CORP.
Form 10-QSB

Part I:  Financial Information
Item 1.  Financial Statements

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheet as of June 30, 2008	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2008, the Three Months and Period Ended June 30, 2007,
and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2008, the
Period Ended June 30, 2007, and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2008, and 2007	F-5

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2008
(Unaudited)

ASSETS
2008
Current Assets:
Cash in bank	$16,334

Total current assets	16,334

Other Assets:
Patent rights (net of accumulated amortization of $815)	2,951
Marketing rights (net of accumulated amortization $13,000)	47,000

Total other assets	49,951

Total Assets	$66,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$14,909
Due to related party - Director and stockholder	20,200

Total current liabilities	35,109

Total liabilities	35,109

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 150,000,000 shares
authorized; 50,000,000 shares issued and outstanding	5,000
Additional paid-in capital	115,281
(Deficit) accumulated during the development stage	(89,105)

Total stockholders' Equity	31,176

Total Liabilities and Stockholders' Equity	$66,285

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, THE THREE MONTHS ENDED
AND PERIOD ENDED JUNE 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

			Six
			Months Ended	Period Ended	Cumulative
	Three Months Ended June 30,		June 30,	June 30,	From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Consulting fees	21,000	-	22,000	-	24,000
Transfer agent fees	12,821	-	12,821	-	14,749
Amortization	3,188	1,063	6,377	1,063	13,815
Research and development	7,452	-	7,452	-	7,452
Legal fees	750	-	6,225	-	6,225
Audit and review fees	3,000	-	6,000	-	6,000
Filing fees	619	-	2,520	-	5,113
Accounting fees	1,000	-	2,500	-	4,500
Office supplies	-	-	2,270	-	2,270
Organization costs	-	-	-	2,270	2,270
Bank charges	462	-	973	-	1,343
Internet fees	356	-	356	-	356

Total general and administrative expenses	50,648	1,063	69,494	3,333	88,093

(Loss) from Operations	(50,648)	(1,063)	(69,494)	(3,333)	(88,093)

Other Income (Expense)	(1,012)	-	(1,012)	-	(1,012)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(51,660)	$(1,063)	$(70,506)	$(3,333)	$(89,105)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	46,923,075	40,000,000	43,461,540	40,000,000

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, THE PERIOD ENDED
JUNE 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six
	Months Ended	Period Ended	Cumulative
	June 30,	June 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(70,506)	$(3,333)	$(89,105)
Adjustments to reconcile net (loss) to net cash			-
provided by operating activities:			-
Amortization	6,376	1,063	13,815
Changes in net liabilities-
Accrued liabilities	(3,693)	6,036	14,909
-
Net Cash (Used in) Provided by Operating Activities	(67,823)	3,766	(60,381)

Investing Activities:
Patent rights	-	(3,766)	(3,766)
Marketing rights	(50,000)	-	(60,000)

Net Cash (Used in) Investing Activities	(50,000)	(3,766)	(63,766)

Financing Activities:
Proceeds from issuance of common stock	164,481	-	165,281
Proceeds from loan from related party - Director and stockholder	59,000	-	100,200
Payments on loan from related party - Director and stockholder	(80,000)	-	(80,000)
Deferred offering costs	(10,000)	-	(45,000)

Net Cash Provided by Financing Activities	133,481	-	140,481

Net Increase in Cash	15,658	-	16,334

Cash - Beginning of Period	676	-	-

Cash - End of Period	$16,334	$-	$16,334

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

In addition, in 2007, Majic Wheels commenced a capital formation activity to affect a Registration Statement on Form S-1 with the Securities and Exchange Commission, and raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three-month and six- month periods ended June 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Development Costs

The Company is in the development stage, and is primarily involved in the development of a prototype application of a patent. When it has been determined that a prototype can be economically developed, the costs incurred to develop this prototype will be capitalized accordingly. Development costs capitalized will be amortized over the estimated useful life of the product following attainment of commercial production or written-off to expense if the product or project is abandoned.

Patent Rights

The Company obtained the licensing rights to a United States patent from Michael Taft, Inventor, on June 21, 2007. The Company incurred $3,766 in costs associated with the Patent Licensing Agreement. The costs incurred to acquire the patent rights are being amortized over the five-year term of the Agreement.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended June 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the period ended June 30, 2008, the Company offset $45,000 in deferred offering costs against additional paid-in capital.

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
JUNE 30, 2008, AND 2007
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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and revenues and expenses for the periods ended June 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a climbing device. The Company also plans to develop a prototype of the patent application, and then manufacture and market the product.

During the period from March 15, 2007, through June 30, 2008, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a climbing device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a climbing device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (the “Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one-half percent of all future revenues received from the exploitation of the climbing device patent. The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years. The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amount of $815 for the period ended June 30, 2008.

(4) Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”). Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the climbing device patent (see Note 3) which could be used in a radio-controlled toy vehicle. The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes). The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $7,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007. However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008. As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(5) Common Stock

On June 20, 2007, the Company issued 40,000,000 (post forward stock split) shares of common stock valued at a price of $0.0001 per share for common stock subscriptions receivable of $800. On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. In March 2008, the Company commenced the offering of its registered securities. In April 2008 the Company completed and closed the offering by selling a total of 10,000,000 (post forward stock split) registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.08 per share, for total proceeds of $164,481.

On July 14, 2008, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date. Such forward stock split was effective as of July 15, 2008. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6) Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2008, and 2007 was as follows (using a 23.7 percent effective Federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$16,710	$790
Change in valuation allowance	(16,710)	(790)

Total deferred tax provision	$-	$-

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

The Company had deferred income tax assets as of June 30, 2008, and 2007 as follows:

	2008	2007

Loss carryforwards	$21,118	$790
Less - Valuation allowance	(21,118)	(790)

Total net deferred tax assets	$-	$-

As of June 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $89,105 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7) Related Party Transactions

As of June 30, 2008, the Company owed to a director and stockholder of the Company $20,200 for various working capital loans received by the Company from September 28, 2007, through June 30, 2008. The loans are unsecured, non-interest bearing, and have no terms for repayment.

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
JUNE 30, 2008, AND 2007
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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of Majic Wheels does not expect the adoption of this pronouncement to have material impact on its financial statements.

(9) Commitments and Contingencies

On June 21, 2007, the Company committed to paying royalties for a five-year period to Michael Taft, Inventor, based on four and one half percent of all future revenues received from the exploitation of certain patent rights pertaining to a climbing device, as described in Note 3 above.

As described in Note 4 above, on June 20, 2007, the Company entered into a Marketing Rights Agreement with Idea Plus and Global. The Agreement provides to Idea Plus and Global the right to purchase from Majic Wheels, for a period of five years, 100,000 units per year of produced radio-controlled toy vehicles for consideration of cost plus 15 percent (excluding any value added taxes).

On March 3, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for transfer agent services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $12,000 payable as follows: $1,000 due at the time of execution of the Agreement; and, $11,000 within 60 days. The Company is also responsible for a monthly maintenance fee of $100. As of June 30, 2008, the Company had paid fees totaling $12,000 for transfer agent services.

(10) Subsequent Event

On July 14, 2008, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date. Such forward stock split was effective as of July 15, 2008. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

Item 2.    Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this Quarterly Report, the terms “Majic Wheels Corp. ,” “Company,” “we,” or “our,” unless the context otherwise requires, mean “Majic Wheels Corp.”

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

ABOUT OUR COMPANY

We were incorporated in Delaware on March 15, 2007, and are a development stage company. We plan on developing, manufacturing, and marketing a radio-controlled toy vehicle capable of climbing inclined and vertical surfaces (the “Product”). We do not currently have a working prototype of our Product, but intend to create one by the end of the third quarter of 2008. Subsequently, we plan to engage an independent manufacturer to manufacture our Product at low cost. Our current expectation is that the Product will be manufactured in China, which offers the most cost-effective manufacturing option. We plan to generate revenue by engaging marketing companies to introduce the Product to large wholesale toy companies in China and the United States. We also plan to market our Product and generate revenues through internet distributors of children toys. We expect that the Product's retail price to the consumer will be between $50 and $60.

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

On June 20, 2007, we entered into an agreement with Idea Plus Ltd. and Global Sourcing and Marketing LLC to acquire the sub-licensing and marketing rights previously granted to these entities by Mr. Taft in exchange for the payment of $60,000 payable by December 31, 2007 (the “Marketing Rights Agreement”). The Marketing Rights Agreement was amended on December 26, 2007, to extend the payment obligation to June 30, 2008. The Marketing Rights Agreement also entitles Global Sourcing and Marketing LLC to purchase 100,000 units of the Product per year per year at cost plus 15 percent (excluding any value added taxes) for a period of five years from June 30, 2007. The initial term of the Marketing Rights Agreement is for five years from June 21, 2007, and can be extended at the option of the Company for an additional five-year term. As of March 31, 2008, the full amount of $60,000 in connection with the Marketing Rights Agreement was paid .

In 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. In March 2008, the Company commenced the offering of its registered securities. As of June 30, 2008, the Company had received $164,481 in connection with 10,000,000 (post forward stock split) of subscribed common stock.

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

Employees

As of June 30, 2008, other than our current Directors and officers, we have no other full-time or part-time employees. If and when we develop the prototype for our radio-controlled toy vehicle device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next 12 months.

PLAN OF OPERATIONS

Liquidity, Capital Resources, and Operations:

During the six months ended June 30, 2008, net cash used in operating activities was $67,823 and the Company incurred a net loss of $70,506. The Company had cash on hand as at June 30, 2008 in the amount of $16,334. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.

Results of Operations:

For the Six Months Ended June 30, 2008, vs. June 30, 2007

For the Six months ended June 30 2008 , the Company had $NIL in sales. General and administrative expenses amounted to $69,494 and the net loss for the related period was $70,506 as compared to $3,333 for the period ending June 30 , 2007.

We have, in our history, generated no revenues from sales, no income from operations, have incurred substantial expenses, and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion.

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

Off-Balance Sheet Arrangements:

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

Item 1.    Legal Proceedings

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2.    Changes In Securities

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters To A Vote Of Security Holders

None.

Item 5.       Other Information

None.

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

*   Previously filed as an exhibit to the Company’s Form S-1 filed on November 27, 2007, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Majic Wheels Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 19, 2008.

Majic Wheels Corp.

By:	/s/ Lavi Krasney
Lavi Krasney, President, and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on May 19, 2008.

Signature	Title	Date

/s/ Lavi Krasney	President and CEO	July 25, 2008
Lavi Krasney	and Director

/s/ Benjamin Resheff	Secretary and Director	July 25, 2008
Benjamin Resheff

/s/ Asher Zwebner	Chief Financial Officer	July 25, 2008
Asher Zwebner