Form 10-Q
period 2008-09-30
MAJIC WHEELS CORP
filed 2008-11-10
CIK 1406568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q
__________________________

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value, 50,000,000 shares
(Class) (Outstanding as of November 10, 2008)

MAJIC WHEELS CORP.
Form 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheets as of September 30, 2008, and December 31, 2007	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2008, the Three Months and Period Ended September 30, 2007,
and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2008, the
Period Ended September 30, 2007, and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2008, and 2007	F-5

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

ASSETS
	2008	2007
Current Assets:
Cash in bank	$2,606	$676

Total current assets	2,606	676

Other Assets:
Patent rights (net of accumulated amortization of $1,004 and $439 respectively )	2,762	3,327
Marketing rights (net of accumulated amortization $16,000 and $7,000 respectively)	44,000	53,000
Deferred offering costs	-	35,000

Total other assets	46,762	91,327

Total Assets	$49,368	$92,003

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$6,397	$18,602
Marketing rights agreement obligation	-	50,000
Due to related party - Director and stockholder	49,200	41,200

Total current liabilities	55,597	109,802

Total liabilities	55,597	109,802

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 50,000,000 and 40,000,000 shares issued and outstanding
in 2008 and 2007, respectively	5,000	4,000
Additional paid-in capital	115,281	-
Discount on common stock	-	(3,200)
(Deficit) accumulated during the development stage	(126,510)	(18,599)

Total stockholders' (deficit)	(6,229)	(17,799)

Total Liabilities and Stockholders' (Deficit)	$49,368	$92,003

The accompanying notes to financial statements are
an integral part of this balance sheet.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, THE THREE MONTHS ENDED
AND PERIOD ENDED SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period Ended September 30,	Cumulative From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Research and development	18,307	-	25,759	-	25,759
Consulting fees	-	-	21,000	-	24,000
Transfer agent fees	6,052	1,750	19,873	1,750	20,801
Amortization	3,188	3,188	9,565	4,251	17,003
Audit and review fees	3,000	-	9,000	-	9,000
Legal fees	750	-	6,975	-	6,975
Accounting fees	1,000	-	3,500	-	5,500
Filing fees	-	-	2,520	-	5,113
Web design fees	4,200	-	4,200	-	4,200
Office supplies	-	-	2,270	-	2,270
Organization costs	-	-	-	2,270	2,270
Bank charges	317	86	1,290	86	1,660
Printing	591	-	591	-	591
Internet fees	-	-	356	-	356

Total general and administrative expenses	37,405	5,024	106,899	8,357	125,498

(Loss) from Operations	(37,405)	(5,024)	(106,899)	(8,357)	(125,498)

Other Income (Expense)	-	-	(1,012)	-	(1,012)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(37,405)	$(5,024)	$(107,911)	$(8,357)	$(126,510)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	50,000,000	40,000,000	47,750,000	20,600,000

The accompanying notes to financial statements are
an integral part of these balance sheets.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, THE PERIOD ENDED
SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine
	Months Ended	Period Ended	Cumulative
	September 30,	September 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(107,911)	$(8,357)	$(126,510)
Adjustments to reconcile net (loss) to net cash			-
(used in) provided by operating activities:			-
Amortization	9,565	4,251	17,004
Changes in net liabilities-
Accrued liabilities	(12,205)	33,536	6,397
-
Net Cash (Used in) Provided by Operating Activities	(110,551)	29,430	(103,109)

Investing Activities:
Patent rights	-	(3,766)	(3,766)
Marketing rights	(50,000)	(10,000)	(60,000)

Net Cash (Used in) Investing Activities	(50,000)	(13,766)	(63,766)

Financing Activities:
Proceeds from issuance of common stock	119,481	800	165,281
Proceeds from loan from related party - Director and stockholder	88,000	9,200	129,200
Payments on loan from related party - Director and stockholder	(80,000)	-	(80,000)
Deferred offering costs	35,000	(20,000)	(45,000)

Net Cash Provided by (Used in) Financing Activities	162,481	(10,000)	169,481

Net Increase in Cash	1,930	5,664	2,606

Cash - Beginning of Period	676	-	-

Cash - End of Period	$2,606	$5,664	$2,606

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Majic Wheels Corp. (“MajicWheels” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on March 15, 2007. The business plan of the Company is to develop a radio-controlled toy vehicle utilizing a patent pertaining to unique adhesive wheels. The patent’s intended use is to enable the radio-controlled toy vehicle to climb inclined and vertical surfaces. The accompanying financial statements of Majic Wheels Corp. were prepared from the accounts of the Company under the accrual basis of accounting.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-KSB filed with the SEC for additional information, including significant accounting policies.

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
SEPTEMBER 30, 2008, AND 2007
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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended September 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2008, and 2007.

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
SEPTEMBER 30, 2008, AND 2007
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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and revenues and expenses for the periods ended September 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a climbing device. The Company also plans to develop a prototype of the patent application, and then manufacture and market the product.

During the period from March 15, 2007, through September 30, 2008, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a climbing device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2008, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a climbing device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (the “Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one-half percent of all future revenues received from the exploitation of the climbing device patent. The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years. The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amount of $1,004 for the period ended September 30, 2008.

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(5) Common Stock

On June 20, 2007, the Company issued 40,000,000 (post forward stock split) shares of common stock valued at a price of $0.0001 per share for common stock subscriptions receivable of $800. On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. In March 2008, the Company commenced the offering of its registered securities. In April 2008, the Company completed and closed the offering by selling a total of 10,000,000 (post forward stock split) registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.08 per share, for total proceeds of $164,481.

On July 14, 2008, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date. Such forward stock split was effective as of July 15, 2008. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2008, and 2007 was as follows (using a 23.7 percent effective Federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$25,575	$1,981
Change in valuation allowance	(25,575)	(1,981)

Total deferred tax provision	$-	$-

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

The Company had deferred income tax assets as of September 30, 2008, as follows:

2008

Loss carryforwards	$29,983
Less - Valuation allowance	(29,983)

Total net deferred tax assets	$-

As of September 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $126,510 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7) Related Party Transactions

As of September 30, 2008, the Company owed to a Director and stockholder of the Company $49,200 for various working capital loans received by the Company from September 28, 2007, through September 30, 2008. The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

Item 2.    Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this Quarterly Report, the terms “Majic Wheels Corp. ,” “Company,” “we,” or “our,” unless the context otherwise requires, mean “Majic Wheels Corp.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs;
•	the operation of our business; and
•	general economic conditions in the United States, Israel, and China

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

On June 20, 2007, we entered into an agreement with Idea Plus Ltd. and Global Sourcing and Marketing LLC to acquire the sub-licensing and marketing rights previously granted to these entities by Mr. Taft in exchange for the payment of $60,000 payable by December 31, 2007 (the “Marketing Rights Agreement”). The Marketing Rights Agreement was amended on December 26, 2007, to extend the payment obligation to June 30, 2008. The Marketing Rights Agreement also entitles Global Sourcing and Marketing LLC to purchase 100,000 units of the Product per year at cost plus 15 percent (excluding any value added taxes) for a period of five years from June 30, 2007. The initial term of the Marketing Rights Agreement is for five years from June 21, 2007, and can be extended at the option of the Company for an additional five-year term. As of March 31, 2008, the full amount of $60,000 in connection with the Marketing Rights Agreement was paid .

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

Employees

As of September 30 2008, other than our current Directors and officers, we have no other full-time or part-time employees. If and when we develop the prototype for our radio-controlled toy vehicle device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next 12 months.

PLAN OF OPERATIONS

Liquidity, Capital Resources, and Operations:

During the nine months ended September 30, 2008, net cash used in operating activities was $110,551 and the Company incurred a net loss of $107,911. The Company had cash on hand as at September 30, 2008, in the amount of $2,606. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.

Results of Operations:

For the Nine Months Ended September 30, 2008, vs. September 30, 2007

For the nine months ended September 30 2008, the Company had $NIL in sales. General and administrative expenses amounted to $106,899 and the net loss for the related period was $107,911 as compared to $8,357 for the period ending September 30, 2007.

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

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*   Previously filed as an exhibit to the Company’s Form S-1 filed on November 27, 2007, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Majic Wheels Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on November 10, 2008.

Majic Wheels Corp.

By:	/s/ Lavi Krasney
Lavi Krasney, President, and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on November 10, 2008.

Signature	Title	Date

/s/ Lavi Krasney	President and CEO	November 10, 2008
Lavi Krasney	and Director

/s/ Benjamin Resheff	Secretary and Director	November 10, 2008
Benjamin Resheff

/s/ Asher Zwebner	Chief Financial Officer	November 10, 2008
Asher Zwebner