Form 10-K
period 2008-12-31
MAJIC WHEELS CORP
filed 2009-03-27
CIK 1406568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 333-147629

MAJIC WHEELS CORP.
 (Exact name of registrant as specified in its charter)

Delaware	98-0533882
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Benny Resheff
28 Rembrandt St.
Tel Aviv, Israel
(Address of principal executive offices)

52522
(zip code)

972-(3) 5759001
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                           Accelerated filer 
Non-accelerated filer                                                                                                 Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $12,500,000 based upon $0.25  per share which was the last price at which the common equity purchased by non-affiliates was last sold..

The number of shares of the issuer’s common stock issued and outstanding as of March 18, 2009 was 50,000,000 shares.

Documents Incorporated By Reference:  None

TABLE OF CONTENTS

PART I

Item 1.       Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Majic Wheels” refer to Majic Wheels Corp., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated in Delaware on March 15, 2007, and we are a development stage company. We intend to engage in the manufacturing and distribution of a radio-controlled toy vehicle which uses a patented technology that allows the vehicle to climb inclined and vertical surfaces. The use of the patented technology in the Product will enable us to create a toy that seemingly challenges gravity and provides entertainment and fun.

We do not currently have a working prototype of our Product, but intend to create one by the end of the second quarter of 2009. Subsequently, we plan to engage an independent manufacturer to manufacture our Product at low cost. Our current expectation is that the Product will be manufactured in China, which offers the most cost-effective manufacturing option. We plan to generate revenue by engaging marketing companies to introduce the Product to large wholesale toy companies in China and the United States. We also plan to market our Product and generate revenues through internet distributors of children’s toys. We expect that the Product's retail price to the consumer will be between $50 and $60.

To date, we have not generated any revenues and our operations have been limited to organizational and capital formation. Since we were incorporated, we have executed a Patent Licensing Agreement for the licensing of a patent pertaining to the use of a substance with unique adhesive properties, executed a Marketing Rights Agreement for worldwide marketing rights pertaining to our product, issued common stock pursuant to subscription agreements, and commenced capital formation activities.

On June 20, 2007, the Company issued 40,000,000 (post forward stock split) shares of common stock valued at a price of $0.00002 per share for common stock subscriptions receivable of $800.  On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  In March 2008, the Company commenced the offering of its registered securities.  In April 2008, the Company completed and closed the offering by selling a total of 10,000,000 (post forward stock split)  registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.0165 per share, for total proceeds of $164,481.

On July 14, 2008, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of July 15, 2008.  The accompanying audited financial statements and related notes thereto included in this Annual Report have been adjusted accordingly to reflect this forward stock split.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither Majic Wheels Corp., nor its officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

The Key Licensing and Marketing Agreements

Prior to our inception, Michael Taft patented a substance with unique adhesive properties in Israel (IL Patent Number: 148794 and PCT/IL06/00498). On September 28, 2007 Michael Taft filed a new patent application in the United States with the Patent and Trademark Office. We intend to integrate this Patented Technology into our Product.

On November 21, 2005, Mr. Taft entered into a distributor agreement with Idea Plus Ltd. and Global Sourcing and Marketing LLC ("Distributor Agreement"). The President of Idea Plus Ltd. is Mr. Benjamin Resheff, one of our Directors and officers. The Distributor Agreement granted to Global Source and Marketing LLC an exclusive, worldwide, perpetual license (with the right to sub-license). The Distributor Agreement was cancelled in a waiver document, enabling Michael Taft and us to sign the Patent Licensing Agreement on June 21, 2007.

On June 21, 2007, we entered into the Patent Licensing Agreement, which grants us an exclusive, world-wide license in the Patent rights for developing, manufacturing, marketing and selling the radio-controlled vehicle units for a period of 5 years, with an option, at our discretion, to extend the term for an additional five years. The agreement specifies that we will pay Michael Taft 4.5% of gross sales within 30 days of the end of each quarter. The agreement also requires us to meet sales quotas of at least 500,000 units in the aggregate for the first five years commencing as of June 21, 2007 and an additional sales quota of 100,000 units per annum during the five year renewal term. If we fail to meet any of these sales quotas, then Michael Taft may either terminate our rights under the Patent Licensing Agreement or require us to pay the royalties that would have been due had we met the relevant sales quota.

On June 20 2007, we entered into the Marketing Rights Agreement with Idea Plus Ltd. and Global Sourcing and Marketing LLC, in order to acquire the sub-licensing and marketing rights previously granted to them by Michael Taft, in exchange for $60,000 payable to Global Sourcing and Marketing LLC by December 31, 2007. As of December 31, 2007, we have paid $10,000 in connection with the Distribution Rights Agreement. The remaining $50,000 was due on December 31, 2007, but, pursuant to an addendum executed by the parties on December 26, 2007, the remaining payment obligation was extended to June 30, 2008. The agreement specifies that should we fail to pay Global Sourcing and Marketing LLC any payment required under the agreement, Global Sourcing and Marketing LLC may terminate the Marketing Rights Agreement and re-activate the Distributor Agreement signed between Michael Taft and Idea Plus Ltd. and Global Sourcing and Marketing LLC on November 21, 2005. The Marketing Rights Agreement also entitles Global Sourcing and Marketing LLC to purchase 100,000 units of the radio-controlled toy vehicle per year at cost plus fifteen percent (excluding any value added taxes) for a period of five years from June 30, 2007.

In addition, in 2007, Majic Wheels commenced a capital formation activity to affect a Registration Statement on Form S-1 with the Securities and Exchange Commission, and raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock.

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

Business Summary

Through the use of the Patented Technology we expect that our Product will be able to climb inclined and vertical surfaces. More specifically, the Patented Technology relates to the use of a substance with unique adhesive properties which can be molded into various shapes, including tires for installation on radio-controlled toy vehicles. Unlike current remote-controlled toy vehicles that can be driven on flat or inclined surfaces, our Product adds vertical surfaces to the dimensions in which to play and entertain. We expect that our Product will climb and cling to the surface of vertical walls without falling.

According to the International Council of Toy Industries, “Toys do more than entertain and keep children occupied. Properly chosen, they should aid a child's physical, mental, social and emotional development. Play is universally recognized as a vital part of learning and growing and, because toys are such an important ingredient of play, they are invaluable to a child's development into a mature, confident adult.”  See http://www.toy-icti.org/info/toysandchilddevelopment.html.

According to a recent survey commissioned by the International Council of Toy Industries, the total value of world toy sales in 2006 was approximately US$67 billion and was expected to grow to US$71billion in 2007. The strongest growth is expected in Latin America, Asia and Eastern Europe. As of 2006, North America and Asia have represented over 50% of the world market sales. See http://www.toy-icti.org.

The Company intends to develop a working prototype, which can then be used to develop and manufacture the actual product. The intention is to raise these additional funds in 2009 and complete the prototype development and manufacture our Product in China, where, due to the low cost of manufacturing, a very large proportion of the world’s toys are manufactured. We intend to engage a third party manufacturer to manufacture our Product pursuant to strict guidelines that we will set during the development of our working prototype.

We also plan to consult with marketing companies to assist us with the development of marketing and distribution channels for the Product. These efforts will take many forms, including:

	direct contact with major toy manufacturers,

	direct sales via the Company’s website (www.majicwheels.com currently in development),

	wholesale and retail contracts with third party manufacturers and sales outlets

Third-Party Manufacturers

We will rely on third parties to develop a prototype and to work with us to manufacture the Product. Currently, we have identified key manufacturing partners in China that can be solicited for this purpose. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our Product as planned. In addition, we may not be able to contract with third parties to manufacture our Product in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our Product.

Intellectual Property

On June 21, 2007, we signed a Patent Licensing Agreement with Michael Taft, the original patent owner, licensing all rights, title and interest in, including a patent (granted in Israel ), for a radio-controlled toy vehicle. On September 28, 2007, a patent application was filed in the United States Patent and Trademark Office.

Competition

There are several companies in the radio-controlled toy vehicle field, including major toy manufacturers internationally. We are not, however, aware of any other company that has developed, manufactured, and/or marketed a device of a similar nature that incorporates a substance with unique adhesive properties which can be molded into various shapes, including tires for installation on radio-controlled toy vehicles. Current models are limited to flat or inclined surfaces. When these toys are challenged by vertical angles, they either stop completely or flip over. We expect that our Product’s unique Patented Technology will enable our Product to overcome the challenges of even vertical surfaces, allowing the toy vehicle to climb walls without falling.

Patent, Trademark, License & Franchise Restrictions And Contractual Obligations & Concessions

As described above, we have entered into an exclusive patent licensing agreement for the patented technology on which our proposed toy product is based. In addition, as described above, we have entered into a Marketing Rights Agreement whereby we acquired certain distribution rights that had originally been granted to two other parties. On September 28, 2007, a patent application was filed in the United States Patent and Trademark Office.

In addition, we are developing our website and have registered www.majicwheels as our domain name. We intend to protect our software developments with copyright and trade secrecy laws.

Existing or Probable Government Regulations

We will be subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, among other laws. These acts empower the CPSC to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of these acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the U.S. and in many jurisdictions throughout the world.

Employees

Other than our current Directors and officers, we have no other full time or part-time employees. If and when we develop the prototype for our radio-controlled toy vehicle device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501.  Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623.  The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Research and Development

The Company is currently expending research and development costs  to continue to develop a fully operational working prototype  of the product.

Item 1A.        Risk Factors

In addition to the risk factors described in our registration statement on Form SB-2, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months. In addition, we will require substantial new capital following the development of a strategic marketing plan for bringing our product to global markets in order to actually market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all

Item 1B.        Unresolved Staff Comments

None

Item 2.  Properties

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

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the year ended December 31, 2008, no matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since September 18, 2008, under the ticker symbol MJWL. There has been no material active trading in the Company’s securities.

Holders

As of March 19, 2009, there were 50,000,000 common shares issued and outstanding, which were held by 47 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any unregistered securities during the fiscal year ended December 31, 2008.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

Item 6. Selected Financial Data.

A smaller reporting company is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Majic Wheels Corp. and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this Report.

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

We are not aware of any material trend, event, or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

As of December 31, 2008, we had $2,522 in cash as compared to $676 in cash as of December 31, 2007. We incurred a net loss of $125,887 for the fiscal year ended December 31, 2008 as compared with a net loss of $18,599 for the period from March 15, 2007 (inception) through December 31 2007.  Our cumulative net loss since inception is $144,486, which is comprised entirely of general and administrative and research and development expenses.

The Company does not believe that its cash resources will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

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

Recently issued accounting pronouncements

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

 Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements.

MAJIC WHEELS CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Majic Wheels Corp.:

We have audited the accompanying balance sheets of Majic Wheels Corp. (a Delaware corporation in the development stage) as of December 31, 2008, and 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2008, the period ended December 31, 2007, and cumulative from inception (March 15, 2007) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Majic Wheels Corp. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period ended December 31, 2007, and cumulative from inception (March 15, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 3, 2009.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007

	2008	2007

ASSETS

Current Assets:
Cash in bank	$2,522	$676

Total current assets	2,522	676

Other Assets:
Patent rights (net of accumulated amortization of $1,193
and $439 in 2008 and 2007, respectively)	2,573	3,327
Marketing rights (net of accumulated amortization of $19,000
and $7,000 in 2008 and 2007, respectively)	41,000	53,000
Deferred offering costs	-	35,000

Total other assets	43,573	91,327

Total Assets	$46,095	$92,003

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$6,100	$18,602
Marketing rights agreement obligation	-	50,000
Due to related party - Director and stockholder	64,200	41,200

Total current liabilities	70,300	109,802

Total liabilities	70,300	109,802

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 50,000,000 and 40,000,000 shares issued and outstanding
in 2008, and 2007, respectively	5,000	4,000
Discount on common stock	-	(3,200)
Additional paid-in capital	115,281	-
(Deficit) accumulated during the development stage	(144,486)	(18,599)

Total stockholders' (deficit)	(24,205)	(17,799)

Total Liabilities and Stockholders' (Deficit)	$46,095	$92,003

The accompanying notes to financial statements are
an integral part of these balance sheets.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED
DECEMBER 31, 2007, AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	45,299	3,928	49,227
Research and Development	31,350	-	31,350
Consulting fees	21,000	2,000	23,000
Amortization	12,754	7,439	20,193
Web design fees	4,200	-	4,200
Filing fees	2,520	2,593	5,113
Investor and public relations	2,853	-	2,853
Office supplies	2,270	-	2,270
Organization costs	-	2,270	2,270
Bank charges	1,583	369	1,952
Other	2,058	-	2,058

Total general and administrative expenses	125,887	18,599	144,486

(Loss) from Operations	(125,887)	(18,599)	(144,486)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(125,887)	$(18,599)	$(144,486)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	47,530,738	26,712,329

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 2007)
THROUGH DECEMBER 31, 2008

					(Deficit)
					Accumulated
			Discount on	Additional	During the
	Common stock		Common	Paid-in	Development
Description	Shares	Amount	Stock	Capital	Stage	Totals

Balance - March 15, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash	40,000,000	4,000	(3,200)	-	-	800

Net (loss) for the period	-	-	-	-	(18,599)	(18,599)

Balance - December 31, 2007	40,000,000	4,000	(3,200)	-	(18,599)	(17,799)

Common stock issued for cash	10,000,000	1,000	3,200	160,281	-	164,481

Less - Deferred offering costs	-	-	-	(45,000)	-	(45,000)

Net (loss) for the period	-	-	-	-	(125,887)	(125,887)

Balance - December 31, 2008	50,000,000	$5,000	$-	$115,281	$(144,486)	$(24,205)

The accompanying notes to financial statements are
an integral part of this statement.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2008, THE PERIOD ENDED
DECEMBER 31,2007, AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(125,887)	$(18,599)	$(144,486)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Amortization	12,754	7,439	20,193
Changes in net liabilities-
Accrued liabilities	(12,502)	18,602	6,100
			-
Net Cash Provided by (Use in) Operating Activities	(125,635)	7,442	(118,193)

Investing Activities:
Patent rights	-	(3,766)	(3,766)
Marketing rights	(50,000)	(10,000)	(60,000)

Net Cash (Used in) Investing Activities	(50,000)	(13,766)	(63,766)

Financing Activities:
Proceeds from issuance of common stock	164,481	800	165,281
Due to related party - Director and stockholder	23,000	41,200	64,200
Deferred offering costs	(10,000)	(35,000)	(45,000)

Net Cash Provided by Financing Activities	177,481	7,000	184,481

Net (Decrease) in Cash	1,846	676	2,522

Cash - Beginning of Period	676	-	-

Cash - End of Period	$2,522	$676	$2,522

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations.  It plans to realize revenues from the manufacturing and sale of a radio-controlled toy vehicle.  Revenues will be recognized for manufacturing and selling activities when the products are delivered to customers, and collection is reasonably assured.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the year ended December 31, 2008, and period ended December 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the year ended December 31, 2008, or the period ended December 31, 2007.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and expenses for the year ended December 31, 2008, the period ended December 31, 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a Climbing Device.  The Company also plans to develop a prototype of the patent application and then manufacture and market the product.

During the period from March 15, 2007, through December 31, 2008, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development of a prototype associated with its patent licensing rights, commercialization of the prototype, or sale of its planned product that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2008, and 2007, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(3)           Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a Climbing Device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent.  The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years.  The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amounts of $754 and $439 for the periods ended December 31, 2008, and 2007, respectfully.

(4)           Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”).  Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle.  The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes).  The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $7,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007.  However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008.  As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company.  The Company recorded amortization of costs associated with Marketing Rights Agreement in the amounts of $12,000 and $7,000 for the periods ended December 31, 2008, and 2007, respectively.

(5)           Common Stock

On June 20, 2007, the Company issued 40,000,000 (post forward stock split) shares of common stock valued at a price of $0.00002 per share for common stock subscriptions receivable of $800.  On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  In March 2008, the Company commenced the offering of its registered securities.  In April 2008, the Company completed and closed the offering by selling a total of 10,000,000 (post forward stock split)  registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.0165 per share, for total proceeds of $164,481.

On July 14, 2008, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of July 15, 2008.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6)           Income Taxes

The provision (benefit) for income taxes for the year and period ended December 31, 2008, and 2007, respectively,  were as follows (using a 23 percent effective Federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$28,954	$4,278
Change in valuation allowance	(28,954)	(4,278)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	2008	2007

Loss carryforwards	$33,232	$4,278
Less - Valuation allowance	(33,232)	(4,278)

Total net deferred tax assets	$-	$-

As of December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $144,486 that may be offset against future taxable income.  The net operating loss carryforwards expire in the year 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7)           Related Party Transactions

As of December 31, 2008, and 2007, the Company owed to a Director and stockholder of the Company $64,200 and $41,200, respectively, for various working capital loans received by the Company from September 28, 2007, through December 31, 2008.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

(8)           Commitments and Contingencies

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

On March 3, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for transfer agent services.  Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $12,000 payable as follows:  $1,000 due at the time of execution of the Agreement; and, $11,000 within 60 days.  The Company is also responsible for a monthly maintenance fee of $100.  As of December 31, 2008, the Company had paid fees totaling $12,000 for transfer agent services.

 (9)           Recent Accounting Pronouncements

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
DECEMBER 31, 2008, AND 2007

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

(10)           Subsequent Event

On January 27, 2009, Lavi Krasney resigned from his positions as Chief Executive Officers and as a director of the Company, effective as of such date.

On January 27, 2007, the Board of Directors of the Company appointed Asher Zwebner as the Interim Chief Executive Officer.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).     Controls and Procedures.

Under the supervision and with the participation of our management, including our Inteim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

During the year ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held

Asher Zwebner(1)	45	Interim Chief Executive Officer, Chief Financial Officer and Director

Benjamin Resheff	56	Secretary and Director

(1)       On January 27, 2009, Lavi Krasney resigned from his positions as Chief Executive Officers and as a director of the Company, effective as of such date. On January 27, 2007, the Board of Directors of the Company appointed Asher Zwebner as the Interim Chief Executive Officer.

Our Directors hold office until the next annual meeting of our shareholders, or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Asher Zwebner has served as our Interim Chief Executive Officer since January 2009 and our Chief Financial Officer since the Company’s inception in March 15, 2007. As of January 1, 2007, Mr. Zwebner has served as the Chief Financial Officer of SinoBiomed Inc., and since October 18, 2007, as the Chief Financial Officer of PCMT Corporation, each a publicly traded company. From November 2004 until October 2006, Mr. Zwebner was also a Director of SinoBiomed Inc. Since May 2002, he has also served as the Chief Financial Officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. From May 2001 until May 2002, Mr. Zwebner served as the Chief Financial Officer of SMC Ventures.com, a strategic consulting firm specializing in mergers and acquisitions and in corporate debt and equity financing activities. From January 2000 until May 2001, Mr. Zwebner acted as CFO for Britanica.com, an educational software company that developed a proprietary e-learning platform technology. . From March 1995 through December 1999, Mr. Zwebner was a senior manager at the Israeli accounting office of Kost Forer and Gabbay, a member of Ernst & Young International. Mr. Zwebner is a CPA in Israel and the United States, and received a BS Degree in Accounting and Finance from Touro College in 1988.

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

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Davis Accounting Group P.C., an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.         Executive Compensation.

Summary Compensation

Since our incorporation on March 15, 2007, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on March 15, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on March 15, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 18, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 50,000,000 shares of our common stock issued and outstanding as of March 18, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o 28 Rembrandt St.  28 Rembrandt St. Tel Aviv, Israel.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Asher Zwebner	5,000,000	10%
Lavi Krasney	7,375,000	14.75%
Benjamin Resheff	9,000,000	18%
Danny Elbaz	9,000,000	18%
Henry Ball	2,750,000	5.5%

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

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

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

As of December 31, 2008, the Company owed to the CEO, and  Director and stockholder of the Company $64,200 for various working capital loans received by the Company from September 28, 2007, through December 31, 2008.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.         Principal Accounting Fees and Services.

Our principal independent accountant is Davis Accounting Group P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2008	Period From March 15, 2007 (Inception) to December 31, 2007
Audit Fees	$14,000	$21,000

Tax Fees ( Paid to Alan Weinberg CPA )	$1,000	$1,000

As of December 31, 2008, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

Exhibit              Description

Exhibit

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)
3.2	Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)
3.3	Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)
10.1
Licensing Agreement dated June 21, 2007, between the Company and the Licensor (filed as Exhibit 10.1 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)

10.2	Marketing Rights Agreement dated June 20, 2007 (filed as Exhibit 10.2 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)
10.3	Amendment to Marketing Rights Agreement dated December 26, 2007 (filed as Exhibit 10.3 to Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on January 2, 2008)
31.1	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJIC WHEELS CORP.

Date: March 27, 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner Title: Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner Title: Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Date: March 27, 2009	By:	/s/ Benjamin Resheff
Name: Benjamin Resheff Title: Secretary and Director