Form 10-Q
period 2009-03-31
MAJIC WHEELS CORP
filed 2009-05-11
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333- 147629

MAJIC WHEELS CORP.
(Exact name of Registrant as specified in its charter)

Delaware	98-0533882
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

28 Rembrandt St.
Tel Aviv, Israel 52522
 (Address of principal executive offices)

 972-(3) 5759001
(Registrant's telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares as of May 4, 2009 is 100,000,000.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MAJIC WHEELS CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of March 31, 2009, and 2008	F-2

Statements of Operations for the Three Months Ended
March 31, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three Months Ended
March 31, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Financial Statements March 31, 2009, and 2008	F-5

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009, AND DECEMBER 31, 2008
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash in bank	$2,472	$2,522
Total current assets	2,472	2,522
Other Assets:
Patent rights (net of accumulated amortization of $1,381 and $1,193 in 2009 and 2008, respectively)	2,385	2,573
Marketing rights (net of accumulated amortization of $22,000 and $19,000 in 2009 and 2008, respectively)	38,000	41,000
Total other assets	40,385	43,573
Total Assets	$42,857	$46,095

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$1,100	$-
Accrued liabilities	5,500	6,100
Due to related party - Director and stockholder	69,200	64,200
Total current liabilities	75,800	70,300
Total liabilities	75,800	70,300
Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 shares issued and outstanding in 2009, and 2008, respectively	10,000	10,000
Additional paid-in capital	110,281	110,281
(Deficit) accumulated during the development stage	(153,224)	(144,486)
Total stockholders' (deficit)	(32,943)	(24,205)
Total Liabilities and Stockholders' (Deficit)	$42,857	$46,095

The accompanying notes to interim financial statements are
an integral part of these balance sheets.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception
Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	5,500	9,975	54,727
Research and Development	-	-	31,350
Amortization	3,188	3,188	23,381
Consulting fees	-	1,000	23,000
Filing fees	-	1,901	5,113
Web design fees	-	-	4,200
Investor and public relations	-	-	2,853
Office supplies	-	2,270	2,270
Organization costs	-	-	2,270
Other	-	-	2,058
Bank charges	50	512	2,002
Total general and administrative expenses	8,738	18,846	153,224
(Loss) from Operations	(8,738)	(18,846)	(153,224)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-
Net (Loss)	$(8,738)	$(18,846)	$(153,224)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	100,000,000	81,054,945

The accompanying notes to interim financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH MARCH 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(8,738)	$(18,846)	$(153,224)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization	3,188	3,189	23,381
Changes in net liabilities-
Accounts payable - Trade	1,100
Accrued liabilities	(600)	5,398	5,500
Net Cash Provided by (Use in) Operating Activities	(5,050)	(10,259)	(124,343)

Investing Activities:
Patent rights	-	-	(3,766)
Marketing rights	-	(50,000)	(60,000)
Net Cash (Used in) Investing Activities	-	(50,000)	(63,766)
Financing Activities:
Proceeds from issuance of common stock	-	-	165,281
Common stock subscribed	-	12,000	-
Due to related party - Director and stockholder	5,000	59,000	69,200
Deferred offering costs	-	(10,000)	(45,000)
Net Cash Provided by Financing Activities	5,000	61,000	189,481
Net (Decrease) in Cash	(50)	741	1,372
Cash - Beginning of Period	2,522	676	-
Cash - End of Period	$2,472	$1,417	$1,372

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to interim financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

In addition, in 2007, Majic Wheels commenced a capital formation activity to affect a Registration Statement on Form S-1 with the Securities and Exchange Commission, and raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.

   Unaudited Interim Financial Statements

The interim financial statements of Majic Wheels as of March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

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
MARCH 31, 2009, AND 2008
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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended March 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2009, and 2008.

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
MARCH 31, 2009, AND 2008
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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and expenses for the three months ended March 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a Climbing Device.  The Company also plans to develop a prototype of the patent application and then manufacture and market the product.

During the period from March 15, 2007, through March 31, 2009, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to affect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2009, and December 31, 2008, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a Climbing Device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent.  The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years.  The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amounts of $188 and $188 for the three months ended March 31, 2009, and 2008, respectively.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

(4)           Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”).  Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle.  The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes).  The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $7,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007.  However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008.  As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company.  The Company recorded amortization of costs associated with Marketing Rights Agreement in the amounts of $3,000 and $3,000 for the three months ended March 31, 2009, and 2008, respectively.

(5)           Common Stock

On June 20, 2007, the Company issued 80,000,000 (post forward stock split) shares of common stock valued at a price of $0.00002 per share for common stock subscriptions receivable of $800.  On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  In March 2008, the Company commenced the offering of its registered securities.  In April 2008, the Company completed and closed the offering by selling a total of 20,000,000 (post forward stock split)  registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.0165 per share, for total proceeds of $164,481.

On July 14, 2008, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of July 15, 2008.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On March 2, 2009, the Company declared a 2-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of March 17, 2009.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6)           Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009, and 2008, respectively,  were as follows (using a 23 percent effective Federal and state income tax rate):

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,009	$4,335
Change in valuation allowance	(2,009)	(4,335)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2009, and 2008, as follows:

	As of	As of
	March 31,	December 31,
	2009	2008

Loss carryforwards	$35,241	$33,232
Less - Valuation allowance	(35,241)	(33,232)
Total net deferred tax assets	$-	$-

As of March 31, 2009 and December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $153,224 and $144,486, respectively that may be offset against future taxable income.  The net operating loss carryforwards expire in the year 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7)           Related Party Transactions

As of March 31, 2009, and December 31, 2008, the Company owed to a Director and stockholder of the Company $69,200 and $64,200, respectively, for various working capital loans received by the Company from September 28, 2007, through March 31, 2009.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the “Majic Wheels Corp,” Company,” “we,” “our” or “us” refer to Majic Wheels Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2009. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

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

Plan of Operation

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

We also plan to consult with marketing companies to assist us with the development of marketing and distribution channels for the Product. These efforts will take many forms, including:

•	direct contact with major toy manufacturers,

•	direct sales via the Company’s website (www.majicwheels.com currently in development),

•	wholesale and retail contracts with third party manufacturers and sales outlets

 Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $8,738 for the three months ended March 31, 2009, and a net loss of $18,846 for the three months ended March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending March 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Liquidity and Capital Resources

As of March 31, 2009, we had $2,472 in  cash and incurred net losses of $8,738. During the same period ended March 31, 2008, the Company had $2,522 in cash and incurred net losses of $18,846.

The Company does not believe that its available funds will be sufficient to fund its expenses over the next 12 months. The intention is to raise these additional funds during the second quarter of 2009. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company is however seeking additional equity financing from certain financial institutions to enable its continuance with its proposed business plan.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Item 4(T). Controls and Procedures.

There have been no changes  in the  Company’s  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during the Company’s last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  the Company internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A.            Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Asher Zwebner, Interim Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

32.1	Section 1350 Certifications of Asher Zwebner, Interim Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJIC WHEELS CORP.

Dated: May 11, 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)