Form 10-Q
period 2009-06-30
MAJIC WHEELS CORP
filed 2009-07-24
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

As of July 24, 2009, 100,000,000 shares of common stock, par value $0.001 per share, were outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MAJIC WHEELS CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of June 30, 2009, and December 31, 2008	F-2

Statements of Operations for the Three and Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Financial Statements June 30, 2009, and 2008	F-5

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash in bank	$1,394	$2,522
Total current assets	1,394	2,522
Other Assets:
Patent rights (net of accumulated amortization of $1,569 and $1,193 in 2009 and 2008, respectively)	2,197	2,573
Marketing rights (net of accumulated amortization of $25,000 and $19,000 in 2009 and 2008, respectively)	35,000	41,000
Total other assets	37,197	43,573
Total Assets	$38,591	$46,095

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$1,100	$-
Accrued liabilities	4,000	6,100
Due to related party - Director and stockholder	80,200	64,200
Total current liabilities	85,300	70,300
Total liabilities	85,300	70,300
Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 shares issued and outstanding in 2009, and 2008, respectively	10,000	10,000
Additional paid-in capital	110,281	110,281
(Deficit) accumulated during the development stage	(166,990)	(144,486)
Total stockholders' (deficit)	(46,709)	(24,205)
Total Liabilities and Stockholders' (Deficit)	$38,591	$46,095

The accompanying notes to interim financial statements are
an integral part of these balance sheets.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception
Revenues	$-	$-	$-	$-	$-
Expenses:
General and administrative-
Professional fees	8,192	17,571	13,692	27,546	62,919
Research and Development	-	7,452	-	7,452	31,350
Amortization	3,188	3,188	6,376	6,377	26,569
Consulting fees	-	21,000	-	22,000	23,000
Filing fees	2,216	619	2,216	2,520	7,329
Web design fees	-	-	-	-	4,200
Investor and public relations	-	-	-	-	2,853
Office supplies	-	-	-	2,270	2,270
Organization costs	-	-	-	-	2,270
Bank charges	170	462	220	973	2,172
Other	-	356	-	356	2,058
Total general and administrative expenses	13,766	50,648	22,504	69,494	166,990
(Loss) from Operations	(13,766)	(50,648)	(22,504)	(69,494)	(166,990)
Other Income (Expense)	-	(1,012)	-	(1,012)	-
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(13,766)	$(51,660)	$(22,504)	$(70,506)	$(166,990)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	100,000,000	99,082,418	100,000,000	90,068,681

The accompanying notes to interim financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(22,504)	$(70,506)	$(166,990)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization	6,376	6,376	26,569
Changes in net liabilities-
Accounts payable - Trade	1,100	-	1,100
Accrued liabilities	(2,100)	(3,693)	4,000
Net Cash (Used in) Operating Activities	(17,128)	(67,823)	(135,321)
Investing Activities:
Patent rights	-	-	(3,766)
Marketing rights	-	(50,000)	(60,000)
Net Cash (Used in) Investing Activities	-	(50,000)	(63,766)
Financing Activities:
Proceeds from issuance of common stock	-	164,481	165,281
Common stock subscribed	-	-	-
Due to related party - Director and stockholder	16,000	(21,000)	80,200
Deferred offering costs	-	(10,000)	(45,000)
Net Cash Provided by Financing Activities	16,000	133,481	200,481
Net (Decrease) in Cash	(1,128)	15,658	1,394
Cash - Beginning of Period	2,522	676	-
Cash - End of Period	$1,394	$16,334	$1,394

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to interim financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

In addition, in 2007, Majic Wheels commenced a capital formation activity to affect a Registration Statement on Form S-1 with the Securities and Exchange Commission, and raised capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.

   Unaudited Interim Financial Statements

The interim financial statements of Majic Wheels as of June 30, 2009, and December 31, 2008, and for the three and six months ended June 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and six months ended June 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

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
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three and six months ended June 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and six months ended June 30, 2009, and 2008.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Income Taxes

The Company accounts for income taxes pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and expenses for the three and six months ended June 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a Climbing Device.  The Company also plans to develop a prototype of the patent application and then manufacture and market the product.

During the period from March 15, 2007, through June 30, 2009, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to affect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2009, and December 31, 2008, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a Climbing Device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent.  The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years.  The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amounts of $376 and $376 for the six months ended June 30, 2009, and 2008, respectively.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

(4)           Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”).  Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle.  The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes).  The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $2,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007.  However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008.  As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company.  The Company recorded amortization of costs associated with Marketing Rights Agreement in the amounts of $3,000 and $6,000 for the three and six months ended June 30, 2009, and 2008, respectively.

(5)           Common Stock

On June 20, 2007, the Company issued 80,000,000 (post forward stock split) shares of common stock valued at a price of $0.00001 per share for common stock subscriptions receivable of $800.  On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  In March 2008, the Company commenced the offering of its registered securities.  In April 2008, the Company completed and closed the offering by selling a total of 20,000,000 (post forward stock split)  registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.008 per share, for total proceeds of $164,481.

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

(6)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2009, and 2008, respectively,  were as follows (using a 23 percent effective Federal and state income tax rate):

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$5,176	$16,216
Change in valuation allowance	(5,176)	(16,216)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2009, and 2008, as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
Loss carryforwards	$38,408	$33,232
Less - Valuation allowance	(38,408)	(33,232)
Total net deferred tax assets	$-	$-

As of June 30, 2009 and December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $166,990 and $144,486, respectively that may be offset against future taxable income.  The net operating loss carryforwards expire in the year 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7)           Related Party Transactions

As of June 30, 2009, and December 31, 2008, the Company owed to a Director and stockholder of the Company $80,200 and $64,200, respectively, for various working capital loans received by the Company from September 28, 2007, through June 30, 2009.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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
JUNE 30, 2009, AND 2008
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

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including an Amendment of FASB Statement No. 142” (“SFAS No. 164”). Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this quarterly report on Form 10-Q, references to the “Majic Wheels Corp,” Company,” “we,” “our” or “us” refer to Majic Wheels Corp. unless the context otherwise indicates.

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

According to the International Council of Toy Industries, “Toys do more than entertain and keep children occupied. Properly chosen, they should aid a child's physical, mental, social and emotional development. Play is universally recognized as a vital part of learning and growing and, because toys are such an important ingredient of play, they are invaluable to a child's development into a mature, confident adult.” S ee http://www.toy-icti.org/info/toysandchilddevelopment.html.

According to a recent survey commissioned by the International Council of Toy Industries, the total value of world toy sales in 2006 was approximately US$67 billion and was expected to grow to US$71billion in 2007. The strongest growth is expected in Latin America, Asia and Eastern Europe. As of 2006, North America and Asia have represented over 50% of the world market sales. See http://www.toy-icti.org ..

We do not currently have a working prototype of our Product, but intend to create one by the end of the third quarter of 2009. Subsequently, we plan to engage an independent manufacturer to manufacture our Product at low cost. Our current expectation is that the Product will be manufactured in China, which offers the most cost-effective manufacturing option. We plan to generate revenue by engaging marketing companies to introduce the Product to large wholesale toy companies in China and the United States. We also plan to market our Product and generate revenues through internet distributors of children’s toys. We expect that the Product's retail price to the consumer will be between $50 and $60.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $22,504 for the six months ended June 30, 2009, and a net loss of $70,506 for the six months ended June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ended June 30, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Liquidity and Capital Resources

As of June 30, 2009, we had $1,394 in cash and incurred a net loss of $22,504 for the related six months then ended.

The Company does not believe that its available funds will be sufficient to fund its expenses over the next 12 months. The intention is to raise additional funds during the remaining calendar quarters of 2009. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company is however seeking additional equity financing from certain financial institutions to enable its continuance with its proposed business plan.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months ended June 30, 2009.

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

MAJIC WHEELS CORP .

Dated: July 24, 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)