Form 10-Q
period 2009-09-30
MAJIC WHEELS CORP
filed 2009-11-02
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 100,000,000 shares of common stock, par value $0.001 per share, were outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MAJIC WHEELS CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash in bank	$264	$2,522

Total current assets	264	2,522

Other Assets:
Patent rights (net of accumulated amortization of $1,757 and $1,193 in 2009 and 2008, respectively)	2,009	2,573
Marketing rights (net of accumulated amortization of $28,000 and $19,000 in 2009 and 2008, respectively)	32,000	41,000

Total other assets	34,009	43,573

Total Assets	$34,273	$46,095

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable – Trade	$2,600	$—
Accrued liabilities	4,000	6,100
Due to related party - Director and stockholder	82,700	64,200

Total current liabilities	89,300	70,300

Total liabilities	89,300	70,300

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 shares issued and outstanding in 2009 and 2008, respectively	10,000	10,000
Additional paid-in capital	110,281	110,281
(Deficit) accumulated during the development stage	(175,308)	(144,486)

Total stockholders' (deficit)	(55,027)	(24,205)

Total Liabilities and Stockholders' (Deficit)	$34,273	$46,095

The accompanying notes to financial statements are
an integral part of these balance sheets.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception

Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative-
Professional fees	4,500	10,802	18,192	39,348	67,419
Research and Development	—	18,307	—	25,759	31,350
Amortization	3,188	3,188	9,564	9,565	29,757
Consulting fees	—	—	—	21,000	23,000
Filing fees	—	—	2,216	2,520	7,329
Web design fees	—	4,200	—	4,200	4,200
Investor and public relations	500	—	500	—	3,353
Office supplies	—	—	—	2,270	2,270
Organization costs	—	—	—	—	2,270
Bank charges	130	317	350	1,290	2,302
Other	—	591	—	947	2,058

Total general and administrative expenses	8,318	37,405	30,822	106,899	175,308

(Loss) from Operations	(8,318)	(37,405)	(30,822)	(106,899)	(175,308)

Other Income (Expense)	—	—	—	(1,012)	—

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(8,318)	$(37,405)	$(30,822)	$(107,911)	$(175,308)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	100,000,000	100,000,000	100,000,000	95,500,000

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(30,822)	$(107,911)	$(175,308)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	9,564	9,565	29,757
Changes in net liabilities-
Accounts payable - Trade	2,600	—	2,600
Accrued liabilities	(2,100)	(12,205)	4,000
			—
Net Cash (Used in) Operating Activities	(20,758)	(110,551)	(138,951)

Investing Activities:
Patent rights	—	—	(3,766)
Marketing rights	—	(50,000)	(60,000)

Net Cash (Used in) Investing Activities	—	(50,000)	(63,766)

Financing Activities:
Proceeds from issuance of common stock	—	119,481	165,281
Due to related party - Director and stockholder	18,500	8,000	82,700
Deferred offering costs	—	35,000	(45,000)

Net Cash Provided by Financing Activities	18,500	162,481	202,981

Net Increase (Decrease) in Cash	(2,258)	1,930	264

Cash - Beginning of Period	2,522	676	—

Cash - End of Period	$264	$2,606	$264

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

In addition, in 2007, Majic Wheels commenced a capital formation activity to effect a Registration Statement on Form S-1 with the Securities and Exchange Commission, and raised capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.

   Unaudited Interim Financial Statements

The interim financial statements of Majic Wheels as of September 30, 2009, and December 31, 2008, and for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations.  Revenues will be recognized for financial reporting purposes when there is persuasive evidence of an agreement or contract, contract milestones have been met or delivery has occurred, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three and nine months ended September 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2009, and 2008.

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and December 31, 2008, and expenses for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a Climbing Device.  The Company also plans to develop a prototype of the patent application and then manufacture and market the product.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

During the period from March 15, 2007, through September 30, 2009, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2009, and December 31, 2008, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a Climbing Device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent.  The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years.  The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amounts of $564 and $565 for the nine months ended September 30, 2009, and 2008, respectively.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(4)           Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”).  Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle.  The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes).  The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $2,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007.  However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008.  As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company.  The Company recorded amortization of costs associated with Marketing Rights Agreement in the amounts of $3,000 and $9,000 for each of the three and nine months ended September 30, 2009, and 2008, respectively.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(6)           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009, and 2008, were as follows (using a 23 percent effective Federal and state income tax rate):

	Nine Months Ended
	September 30,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$7,089	$24,820
Change in valuation allowance	(7,089)	(24,820)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of September 30, 2009, and December 31, 2008, as follows:

	As of	As of
	September 30,	December 31,
	2009	2008

Loss carryforwards	$40,321	$33,232
Less - Valuation allowance	(40,321)	(33,232)

Total net deferred tax assets	$—	$—

As of September 30, 2009, and December 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $175,308 and $144,486, respectively, that may be offset against future taxable income.  The net operating loss carryforwards expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(7)           Related Party Transactions

As of September 30, 2009, and December 31, 2008, the Company owed to a Director and stockholder of the Company $82,700 and $64,200, respectively, for various working capital loans received by the Company from September 28, 2007, through September 30, 2009.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

 (9)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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
SEPTEMBER 30, 2009, AND 2008
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

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including an Amendment of FASB Statement No. 142” (“SFAS No. 164”).  SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

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

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”).  SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

 This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 "Amendments to FASB Interpretation No. 46(R)"(SFAS No. 167).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

Plan of Operation

The Company intends to develop a working prototype, which can then be used to develop and manufacture the actual product. The intention is to raise these additional funds in 2009 and / or in 2010 and complete the prototype development and manufacture our Product in China, where, due to the low cost of manufacturing, a very large proportion of the world’s toys are manufactured. We intend to engage a third party manufacturer to manufacture our Product pursuant to strict guidelines that we will set during the development of our working prototype.

We also plan to consult with marketing companies to assist us with the development of marketing and distribution channels for the Product. These efforts will take many forms, including:

•	direct contact with major toy manufacturers,
•	direct sales via the Company’s website (www.majicwheels.com currently in development),
•	wholesale and retail contracts with third party manufacturers and sales outlets.

Our auditors have issued an opinion on our financial statements as of December 31, 2008, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product.  Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Results of Operations For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 27, 2009, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three months ended September 30, 2009 and 2008.

Total operating expenses

During the three (3) months ended September 30, 2009 and 2008, total operating expenses were $8,318 and $ 37,405, respectively. The general and administrative expenses were primarily the result of fees for legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended September 30, 2009 and 2008, the net loss was $8,318 and $ 37,405, respectively.

Results of Operations For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues

The Company did not generate any revenues for the nine months ended September 30, 2009 and 2008.

Total operating expenses

During the nine (9) months ended September 30, 2009 and 2008, total operating expenses were $30,822 and $106,899, respectively. The general and administrative expenses were primarily the result of fees for professional fees associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the nine (9) months ended September 30, 2009 and 2008, the net loss was $30,822 and $107,911, respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of$30,822 for the nine months ended September 30, 2009, and a net loss of $107,911 for the nine months ended September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements contained herein for the period ended September 30, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Liquidity and Capital Resources

As of December 31, 2008 and September 30, 2009, the Company had cash in the amount of $2,522 and $264. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities as of December 31, 2008 and for the nine months ended September 30, 2009 totaled 64,200 and $82,700, respectively, was generated from the funding from various working capital loans from a director and a stockholder of the Company.

The Company had no revenue and incurred net losses of $30,822 for the nine months ended September 30, 2009 and net loss of $175,308 for the period March 15, 2007 (inception) to September 30, 2009.

The Company does not believe that its available funds will be sufficient to fund its expenses over the next 12 months. The Company will need to obtain additional capital in order to develop its business operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

 Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes In internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine months ended September 30, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Asher Zwebner, Interim Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

32.1	Section 1350 Certifications of Asher Zwebner, Interim Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJIC WHEELS CORP .

Dated: October 30, 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)