Form 10-K
period 2009-12-31
MAJIC WHEELS CORP
filed 2010-03-03
CIK 1406568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $1,000,000 based upon $0.01 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

The number of shares of the issuer’s common stock issued and outstanding as of March 3, 2010, was 100,000,000 shares.

Documents Incorporated By Reference:  None

TABLE OF CONTENTS

PART I

Item 1.       Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Majic Wheels” refer to Majic Wheels Corp., unless the context otherwise indicates .

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

We do not currently have a working prototype of our Product, but intend to create one by the end of the second quarter of 2010. Subsequently, we plan to engage an independent manufacturer to manufacture our Product at low cost. Our current expectation is that the Product will be manufactured in China, which offers the most cost-effective manufacturing option. We plan to generate revenue by engaging marketing companies to introduce the Product to large wholesale toy companies in China and the United States. We also plan to market our Product and generate revenues through internet distributors of children’ s toys. We expect that the Product's retail price to the consumer will be between $50 and $60.

To date, we have not generated any revenues and our operations have been limited to organizational and capital formation matters. Since we were incorporated, we have executed a Patent Licensing Agreement for the licensing of a patent pertaining to the use of a substance with unique adhesive properties, executed a Marketing Rights Agreement for worldwide marketing rights pertaining to our product, issued common stock pursuant to subscription agreements, and commenced capital formation activities.

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

On July 14, 2008, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of July 15, 2008. In Q1 2009, the Company initiated an additional forward stock split of 1-2.  The accompanying audited financial statements and related notes thereto included in this Annual Report have been adjusted accordingly to reflect this forward stock split.

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

The Key Licensing and Marketing Agreements

Prior to our inception, Michael Taft patented a substance with unique adhesive properties in Israel (IL Patent Number: 148794 and PCT/IL06/00498). On September 28, 2007, Michael Taft filed a new patent application in the United States with the Patent and Trademark Office. We intend to integrate this Patented Technology into our Product.

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

On June 21, 2007, we entered into the Patent Licensing Agreement, which grants us an exclusive, world-wide license in the Patent rights for developing, manufacturing, marketing and selling the radio-controlled vehicle units for a period of 5 years, with an option, at our discretion, to extend the term for an additional five years. The agreement specifies that we will pay Michael Taft 4.5% of gross sales within 30 days of the end of each quarter. The agreement also requires us to meet sales quotas of at least 500,000 units in the aggregate for the first five years commencing as of June 21, 2007, and an additional sales quota of 100,000 units per annum during the five year renewal term. If we fail to meet any of these sales quotas, then Michael Taft may either terminate our rights under the Patent Licensing Agreement or require us to pay the royalties that would have been due had we met the relevant sales quota.

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

In addition, in 2007, Majic Wheels commenced a capital formation activity to effect a Registration Statement on Form S-1 with the Securities and Exchange Commission, and raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed the offering of its registered common stock.

Our principal offices are located at 28 Rembrandt St., Tel Aviv, Israel. Our telephone number is 972-(3)5759001. Our registered office in Delaware is located at c/o Delaware Intercorp, Inc., 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp, Inc. Our fiscal year end is December 31.

Business Summary

Through the use of the Patented Technology, we expect that our Product will be able to climb inclined and vertical surfaces. More specifically, the Patented Technology relates to the use of a substance with unique adhesive properties which can be molded into various shapes, including tires for installation on radio-controlled toy vehicles. Unlike current remote-controlled toy vehicles that can be driven on flat or inclined surfaces, our Product adds vertical surfaces to the dimensions in which to play and entertain. We expect that our Product will climb and cling to the surface of vertical walls without falling.

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

We also plan to consult with marketing companies to assist us with the development of marketing and distribution channels for the Product. These efforts will take many forms, including:

☐	direct contact with major toy manufacturers,

☐	direct sales via the Company’s website (www.majicwheels.com currently in development),

☐	wholesale and retail contracts with third party manufacturers and sales outlets

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

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since September 18, 2008, under the ticker symbol MJWL. There has been no material active trading in the Company’s securities.

Holders

As of March 3, 2010, there were 100,000,000 common shares issued and outstanding, which were held by 47 stockholders of record.

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2009.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2009.

Item 5. Selected Financial Data.

A smaller reporting company is not required to provide the information required by this item.

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Majic Wheels Corp. and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Liquidity and Capital Resources

As of December 31, 2009, we had $719 in cash as compared to $2,522 in cash as of December 31, 2008. We incurred a net loss of $51,495 for the fiscal year ended December 31, 2009 as compared with a net loss of $125,887 for the period December 31 2008.  Our cumulative net loss since inception is $195,981, which is comprised entirely of general and administrative and research and development expenses .

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

Recently issued accounting pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

  Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 6A.        Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 7. Financial Statements and Supplementary Data.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Majic Wheels Corp.:

We have audited the accompanying balance sheets of Majic Wheels Corp. (a Delaware corporation in the development stage) as of December 31, 2009, and 2008, and the related statements of operations, stockholders’ (deficit), and cash flows for the each of the two years in the period ended December 31, 2009, and cumulative from inception (March 15, 2007) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Majic Wheels Corp. as of December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, and cumulative from inception (March 15, 2007) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
February 9, 2010.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2009, AND 2008

	2009	2008
ASSETS

Current Assets:
Cash in bank	$719	$2,522
Total current assets	719	2,522
Other Assets:
Patent rights (net of accumulated amortization of $1,994 and $1,193 in 2009, and 2008, respectively)	5,054	2,573
Marketing rights (net of accumulated amortization of $31,000 and $19,000 in 2009, and 2008, respectively)	29,000	41,000
Total other assets	34,054	43,573
Total Assets	$34,773	$46,095

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$3,600	$-
Accrued liabilities	9,178	6,100
Due to related party - Director and stockholder	97,695	64,200
Total current liabilities	110,473	70,300
Total liabilities	110,473	70,300
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 shares issued and outstanding in 2009, and 2008, respectively	10,000	10,000
Additional paid-in capital	110,281	110,281
(Deficit) accumulated during the development stage	(195,981)	(144,486)
Total stockholders' (deficit)	(75,700)	(24,205)
Total Liabilities and Stockholders' (Deficit)	$34,773	$46,095

The accompanying notes to financial statements are
an integral part of these balance sheets.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2009

	Year Ended December 31,		Cumulative From
	2009	2008	Inception
Revenues	$-	$-	$-
Expenses:
General and administrative-
Professional fees	28,187	45,299	77,414
Research and Development	-	31,350	31,350
Amortization	12,801	12,754	32,994
Consulting fees	625	21,000	23,625
Filing fees	5,394	2,520	10,507
Web design fees	2,000	4,200	6,200
Investor and public relations	2,000	2,853	4,853
Office supplies	-	2,270	2,270
Organization costs	-	-	2,270
Bank charges	488	1,583	2,440
Other	-	2,058	2,058
Total general and administrative expenses	51,495	125,887	195,981
(Loss) from Operations	(51,495)	(125,887)	(195,981)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(51,495)	$(125,887)	$(195,981)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	100,000,000	47,530,738

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2009

	Common stock		Discount on Common	Additional Paid-in	(Deficit) Accumulated During the Development
Description	Shares	Amount	Stock	Capital	Stage	Totals
Balance - March 15, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	80,000,000	8,000	(7,200)	-	-	800
Net (loss) for the period	-	-	-	-	(18,599)	(18,599)
Balance - December 31, 2007	80,000,000	8,000	(7,200)	-	(18,599)	(17,799)
Common stock issued for cash	20,000,000	2,000	7,200	155,281	-	164,481
Less - Deferred offering costs	-	-		(45,000)	-	(45,000)
Net (loss) for the period	-	-		-	(125,887)	(125,887)
Balance - December 31, 2008	100,000,000	$10,000	$-	$110,281	$(144,486)	$(24,205)
Net (loss) for the period	-	-		-	(51,495)	(51,495)
Balance - December 31, 2009	100,000,000	$10,000	$-	$110,281	$(195,981)	$(75,700)

The accompanying notes to financial statements are
an integral part of this statement.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2009

	Years Ended		Cumulative
	December 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(51,495)	$(125,887)	$(195,981)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	12,801	12,754	32,994
Changes in net liabilities-
Accounts payable - Trade	3,600	-	3,600
Accrued liabilities	3,078	(12,502)	9,178
Net Cash (Used in) Operating Activities	(32,016)	(125,635)	(150,209)

Investing Activities:
Patent rights	(3,282)	-	(7,048)
Marketing rights	-	(50,000)	(60,000)
Net Cash (Used in) Investing Activities	(3,282)	(50,000)	(67,048)

Financing Activities:
Proceeds from issuance of common stock	-	164,481	165,281
Due to related party - Director and stockholder	33,495	23,000	97,695
Deferred offering costs	-	(10,000)	(45,000)
Net Cash Provided by Financing Activities	33,495	177,481	217,976
Net Increase (Decrease) in Cash	(1,803)	1,846	719
Cash - Beginning of Period	2,522	676	-
Cash - End of Period	$719	$2,522	$719

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

   Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations.  It plans to realize revenues from the manufacturing and sale of a radio-controlled toy vehicle.  Revenues will be recognized for manufacturing and selling activities when the sale and distribution of its product is complete, risk of loss and title to the product have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by the customer, and collection is reasonably assured.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

   Patent Rights

The Company obtained the licensing rights to a United States patent from Michael Taft, inventor, on June 21, 2007.  The Company incurred $3,766 in costs associated with the Patent Licensing Agreement.  The costs incurred to acquire the patent rights are being amortized over the five-year term of the Agreement.  On October 19, 2009, the Company incurred $3,282 in costs associated with the Patent Licensing Agreement.  The costs incurred to acquire the patent rights are being amortized over the 17-year term of the Agreement.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the years ended December 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2009, and 2008.

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
DECEMBER 31, 2009, AND 2008

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2009, and 2008, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

   Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the year ended December 31, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through February 9, 2010, which was the date the financial statements were available to be issued.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009, and 2008, and expenses for the years ended December 31, 2009, and 2008,  and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a Climbing Device.  The Company also plans to develop a prototype of the patent application and then manufacture and market the product.

During the period from March 15, 2007, through December 31, 2009, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 10,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2009, and 2008, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a Climbing Device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent.  The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years.  On October 17, 2009, the company incurred $3,282 in costs associated with obtaining the Patent Licensing Agreement.  The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amounts of $1,994 and $1,193 for the years ended December 31, 2009, and 2008, respectfully.

(4)           Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”).  Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle.  The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes).  The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $7,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007.  However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008.  As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company.  The Company recorded amortization of costs associated with Marketing Rights Agreement in the amounts of $31,000 and $19,000 for the years ended December 31, 2009, and 2008, respectively.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(5)           Common Stock

On June 20, 2007, the Company issued 80,000,000 (post forward stock split) shares of common stock valued at a price of $0.00001 per share for common stock subscriptions receivable of $800.  On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  In March 2008, the Company commenced the offering of its registered securities.  In April 2008, the Company completed and closed the offering by selling a total of 10,000,000 (post forward stock split)  registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.00825 per share, for total proceeds of $164,481.

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

(6)           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, and 2008, respectively,  were as follows (using  a 23 percent effective Federal and state income tax rate):

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$11,844	$28,954
Change in valuation allowance	(11,844)	(28,954)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	2009	2008

Loss carryforwards	$45,076	$33,232
Less - Valuation allowance	(45,076)	(33,232)
Total net deferred tax assets	$-	$-

As of December 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $195,981 that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7)           Related Party Transactions

As of December 31, 2009, and 2008, the Company owed to a Director and stockholder of the Company $97,695 and $64,200, respectively, for various working capital loans received by the Company from September 28, 2007, through December 31, 2009.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

On March 3, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for transfer agent services.  Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $12,000 payable as follows:  $1,000 due at the time of execution of the Agreement; and, $11,000 within 60 days.  The Company is also responsible for a monthly maintenance fee of $100.  As of December 31, 2009, the Company had paid fees totaling $12,000 for transfer agent services.

 (9)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).   Controls and Procedures.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal control over financial reporting

During the year ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.        Other Information.

None.

PART III

Item 9.         Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held

Asher Zwebner(1)	46	Interim Chief Executive Officer, Chief Financial Officer and Director

Benjamin Resheff	57	Secretary and Director

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

Asher Zwebner has served as our Interim Chief Executive Officer since January 2009, and our Chief Financial Officer since the Company’s inception in March 15, 2007. As of January 1, 2007, Mr. Zwebner has served as the Chief Financial Officer of SinoBiomed Inc., and since October 18, 2007, as the Chief Financial Officer of PCMT Corporation, each a publicly traded company. From November 2004 until October 2006, Mr. Zwebner was also a Director of SinoBiomed Inc. Since May 2002, he has also served as the Chief Financial Officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. From May 2001 until May 2002, Mr. Zwebner served as the Chief Financial Officer of SMC Ventures.com, a strategic consulting firm specializing in mergers and acquisitions and in corporate debt and equity financing activities. From January 2000 until May 2001, Mr. Zwebner acted as CFO for Britanica.com, an educational software company that developed a proprietary e-learning platform technology. . From March 1995 through December 1999, Mr. Zwebner was a senior manager at the Israeli accounting office of Kost Forer and Gabbay, a member of Ernst & Young International. Mr. Zwebner is a CPA in Israel and the United States, and received a BS Degree in Accounting and Finance from Touro College in 1988.

Benjamin Resheff has served as our Secretary and Director since June 15, 2007. Since 2001, Mr. Resheff has been the President of Idea Plus Ltd., a company based in Ramat Gan, Israel. Idea Plus Ltd. markets new products and patents, including those of ThermoSiv Ltd., a thermal fabric manufacturer controlled by Idea Plus Ltd. From August 2000 to August 2001, he was a Vice President of sales and marketing at Optimet Ltd. a company based in Jerusalem, Israel . From 1996 until 2001, Mr. Resheff was the Director of business development for Cognitens Ltd., an optical quality control equipment manufacturer in Israel. Mr. Resheff graduated with a BSc. In Electronics and Computer Science from the Technion, Israel Institute of Technology in 1978 and completed his MBA at Manchester University in 2001.

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

Item 10.         Executive Compensation.

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Asher Zwebner	10,000,000	10%
		14.75%
Benjamin Resheff	18,000,000	18%
Danny Elbaz	18,000,000	18%
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

As of December 31, 2009, the Company owed to the CEO, and  Director and stockholder of the Company $97,695 for various working capital loans received by the Company from September 28, 2007, through December 31, 2009.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

Item 13.         Principal Accounting Fees and Services.

Our principal independent accountant is Davis Accounting Group P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2009	For Fiscal Year Ended December 31, 2008
Audit Fees	$14,000	$14,000

Tax Fees ( Paid to Alan Weinberg CPA )	$1,000	$1,000

As of December 31, 2009, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 14.         Exhibits and Financial Statement Schedules.

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

MAJIC WHEELS CORP.

Date: March 3, 2010	By:	/ s/ Asher Zwebner
Name: Asher Zwebner Title: Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2010	By:	/ s/ Asher Zwebner
Name: Asher Zwebner Title: Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Date: March 3, 2010	By:	/ s/ Benjamin Resheff
Name: Benjamin Resheff Title: Secretary and Director