Form 10-Q
period 2010-03-31
MAJIC WHEELS CORP
filed 2010-05-17
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333- 147629

MAJIC WHEELS CORP.
(Exact name of Registrant as specified in its charter)

Delaware	98-0533882
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

28 Rembrandt St.
Tel Aviv, Israel 52522
 (Address of principal executive offices)

  972-(3) 5759001
(Registrant's telephone number, including area code)

______________________________________________________________
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
 Yes ☐ No ☒

As of May 17 2010, 100,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MAJIC WHEELS CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Financial Statements-

Balance Sheets as of March 31, 2010, and December 31, 2009	F-2
Statements of Operations for the Three Months Ended March 31, 2010, and 2009, and Cumulative from Inception	F-3
Statements of Cash Flows for the Three Months Ended March 31, 2010, and 2009, and Cumulative from Inception	F-4
Notes to Financial Statements March 31, 2010, and 2009	F-5

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash in bank	$194	$719
Total current assets	194	719
Other Assets:
Patent rights (net of accumulated amortization of $2,128 and $1,193 in 2010 and 2009, respectively)	4,866	5,054
Marketing rights (net of accumulated amortization of $34,000 and $31,000 in 2010 and 2009, respectively)	26,000	29,000
Total other assets	30,866	34,054
Total Assets	$31,060	$34,773
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable - Trade	$100	$3,600
Accrued liabilities	4,000	9,178
Due to related party - Director and stockholder	117,195	97,695
Total current liabilities	121,295	110,473
Total liabilities	121,295	110,473
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 shares issued and outstanding in 2010 and 2009, respectively	10,000	10,000
Additional paid-in capital	110,281	110,281
(Deficit) accumulated during the development stage	(210,516)	(195,981)
Total stockholders' (deficit)	(90,235)	(75,700)
Total Liabilities and Stockholders' (Deficit)	$31,060	$34,773

The accompanying notes to financial statements are
an integral part of these balance sheets.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended March 31,		Cumulative From
	2010	2009	Inception
Revenues	$-	$-	$-
Expenses:
General and administrative-
Professional fees	7,500	5,500	84,914
Research and Development	-	-	31,350
Amortization	3,188	3,188	36,182
Consulting fees	-	-	23,625
Filing fees	728	-	11,235
Web design fees	2,000	-	8,200
Investor and public relations	1,030	-	5,883
Office supplies	-	-	2,270
Organization costs	-	-	2,270
Bank charges	89	50	2,529
Other	-	-	2,058
Total general and administrative expenses	14,535	8,738	210,516
(Loss) from Operations	(14,535)	(8,738)	(210,516)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(14,535)	$(8,738)	$(210,516)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	100,000,000	100,000,000

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended March 31,		Cumulative From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(14,535)	$(8,738)	$(210,516)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	3,188	3,188	36,182
Changes in net liabilities-
Accounts payable - Trade	(3,500)	1,100	100
Accrued liabilities	(5,178)	(600)	4,000
Net Cash (Used in) Operating Activities	(20,025)	(5,050)	(170,234)
Investing Activities:
Patent rights	-	-	(7,048)
Marketing rights	-	-	(60,000)
Net Cash (Used in) Investing Activities	-	-	(67,048)
Financing Activities:
Proceeds from issuance of common stock	-	-	165,281
Due to related party - Director and stockholder	19,500	5,000	117,195
Deferred offering costs	-	-	(45,000)
Net Cash Provided by Financing Activities	19,500	5,000	237,476
Net Increase (Decrease) in Cash	(525)	(50)	194
Cash - Beginning of Period	719	2,522	-
Cash - End of Period	$194	$2,472	$194
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
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

Unaudited Interim Financial Statements

The interim financial statements of Majic Wheels as of March 31, 2010, and December 31, 2009, and for the three months ended March 31, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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
MARCH 31, 2010, AND 2009
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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended March 31, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2010, and 2009.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, “Income Taxes” (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and December 31, 2009, and expenses for the three months ended March 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a Climbing Device.  The Company also plans to develop a prototype of the patent application and then manufacture and market the product.

During the period from March 15, 2007, through March 31, 2010, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2010, and December 31, 2009, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a Climbing Device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent.  The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years.  The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amounts of $188 and $188 for the three months ended March 31, 2010, and 2009, respectively.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

(4) Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”).  Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle.  The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes).  The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $2,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007.  However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008.  As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company.  The Company recorded amortization of costs associated with Marketing Rights Agreement in the amounts of $3,000 and $3,000 for each of the three months ended March 31, 2010, and 2009, respectively.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

(6) Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2010, and 2009, were as follows (using a 23 percent effective Federal and state income tax rate):

	Three Months Ended March 31,
	2010	2009
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$3,343	$2,010
Change in valuation allowance	(3,343)	(2,010)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010, and December 31, 2009, as follows:

	As of March 31, 2010	As of December 31, 2009
Loss carryforwards	$48,419	$45,076
Less - Valuation allowance	(48,419)	(45,076)
Total net deferred tax assets	$-	$-

As of March 31, 2010, and December 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $210,516 and $195,981, respectively, that may be offset against future taxable income.  The net operating loss carryforwards expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

(7) Related Party Transactions

As of March 31, 2010, and December 31, 2009, the Company owed to a Director and stockholder of the Company $117,195 and $97,695, respectively, for various working capital loans received by the Company from September 28, 2007, through March 31, 2010.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

 (9) Recent Accounting Pronouncements

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

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
MARCH 31, 2010, AND 2009
(Unaudited)

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

According to a recent survey commissioned by the International Council of Toy Industries, the total value of world toy sales in 2006 was approximately US$67 billion and was expected to grow to US$71billion in 2007. The strongest growth is expected in Latin America, Asia and Eastern Europe. As of 2006, North America and Asia have represented over 50% of the world market sales. See  http://www.toy-icti.org  .

We do not currently have a working prototype of our Product, but intend to create one by the end of the third quarter of 2010. Subsequently, we plan to engage an independent manufacturer to manufacture our Product at low cost. Our current expectation is that the Product will be manufactured in China, which offers the most cost-effective manufacturing option. We plan to generate revenue by engaging marketing companies to introduce the Product to large wholesale toy companies in China and the United States. We also plan to market our Product and generate revenues through internet distributors of children’s toys. We expect that the Product's retail price to the consumer will be between $50 and $60.

Plan of Operation

The Company intends to develop a working prototype, which can then be used to develop and manufacture the actual product. The intention is to raise these additional funds in 2010 and complete the prototype development and manufacture our Product in China, where, due to the low cost of manufacturing, a very large proportion of the world’s toys are manufactured. We intend to engage a third party manufacturer to manufacture our Product pursuant to strict guidelines that we will set during the development of our working prototype.

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

Results of Operations For the three months ended March 31 2010 as compared to the three months ended March 31 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K  for the year ending  December 31 2009. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three months ended March 31, 2010.

Total operating expenses

During the three (3) months ended March 31, 2010, and 2009, total operating expenses were $14,535 and $8,738, respectively. The general and administrative expenses were primarily the result of fees for legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended March 31, 2010, and 2009, the net loss was $14,535 and $8,738, respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $14,535 for the three months ended March 31, 2010, and a net loss of $8,738 for the three  months ended March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2009, and March 31, 2010, the Company had cash in the amount of $719 and $194, respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities as of December 31, 2009 and for the three months ended March 31, 2010, and March 31, 2009, totaled $19,500 and $5,000, respectively, was generated from the funding from various working capital loans from a director and a stockholder of the Company.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31 2010.

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

MAJIC WHEELS CORP .

Dated: May 17, 2010.	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Interim Chief Executive Officer, Chief
Financial Officer and Director (Principal Executive, Financial and Accounting Officer)