Form 10-Q
period 2010-06-30
MAJIC WHEELS CORP
filed 2010-07-23
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of  July 23 2010, 100,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

MAJIC WHEELS CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

Financial Statements-

Balance Sheets as of June 30, 2010, and December 31, 2009	F-2

Statements of Operations for the Three and Six Months Ended
June 30, 2010, and 2009, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended
June 30, 2010, and 2009, and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2010, and 2009	F-5

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

ASSETS
	June 30,	December 31,
	2010	2009
Current Assets:
Cash in bank	$194	$719
Total current assets	194	719

Other Assets:
Patent rights (net of accumulated amortization of $2,370
and $1,994 in 2010 and 2009, respectively)	4,678	5,054
Marketing rights (net of accumulated amortization of $37,000
and $31,000 in 2010 and 2009, respectively)	23,000	29,000
Total other assets	27,678	34,054
Total Assets	$27,872	$34,773

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$100	$3,600
Accrued liabilities	7,688	9,178
Due to related party - Director and stockholder	120,695	97,695
Total current liabilities	128,483	110,473
Total liabilities	128,483	110,473

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 shares issued and outstanding
in 2010 and 2009, respectively	10,000	10,000
Additional paid-in capital	110,281	110,281
(Deficit) accumulated during the development stage	(220,892)	(195,981)
Total stockholders' (deficit)	(100,611)	(75,700)
Total Liabilities and Stockholders' (Deficit)	$27,872	$34,773

The accompanying notes to financial statements are
an integral part of these balance sheets.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2010
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	5,000	8,192	13,228	13,692	90,642
Research and Development	-	-	-	-	31,350
Amortization	3,188	3,188	6,376	6,376	39,370
Consulting fees	-	-	-	-	23,625
Filing fees	2,188	2,216	2,188	2,216	12,695
Web design fees	-	-	2,000	-	8,200
Investor and public relations	-	-	1,030	-	5,883
Office supplies	-	-	-	-	2,270
Organization costs	-	-	-	-	2,270
Bank charges	-	170	89	220	2,529
Other	-	-	-	-	2,058
Total general and administrative expenses	10,376	13,766	24,911	22,504	220,892
(Loss) from Operations	(10,376)	(13,766)	(24,911)	(22,504)	(220,892)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(10,376)	$(13,766)	$(24,911)	$(22,504)	$(220,892)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2010
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(24,911)	$(22,504)	$(220,892)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	6,376	6,376	39,370
Changes in net liabilities-
Accounts payable - Trade	(3,500)	1,100	100
Accrued liabilities	(1,490)	(2,100)	7,688
Net Cash (Used in) Operating Activities	(23,525)	(17,128)	(173,734)
Investing Activities:
Patent rights	-	-	(7,048)
Marketing rights	-	-	(60,000)
Net Cash (Used in) Investing Activities	-	-	(67,048)
Financing Activities:
Proceeds from issuance of common stock	-	-	165,281
Due to related party - Director and stockholder	23,000	16,000	120,695
Deferred offering costs	-	-	(45,000)
Net Cash Provided by Financing Activities	23,000	16,000	240,976
Net Increase (Decrease) in Cash	(525)	(1,128)	194
Cash - Beginning of Period	719	2,522	-
Cash - End of Period	$194	$1,394	$194

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
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

   Unaudited Interim Financial Statements

The interim financial statements of Majic Wheels as of June 30, 2010, and December 31, 2009, and for the three and six months ended June 30, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three and six months ended June 30, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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
JUNE 30, 2010, AND 2009
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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three and six months ended June 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three or six months ended June 30, 2010, and 2009.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

   Income Taxes

The Company accounts for income taxes pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“Topic 740”).  Under Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and December 31, 2009, and expenses for the three and six months ended June 30, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a radio-controlled toy vehicle utilizing certain patent rights pertaining to a Climbing Device.  The Company also plans to develop a prototype of the patent application and then manufacture and market the product.

During the period from March 15, 2007, through June 30, 2010, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2010, and December 31, 2009, and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a Climbing Device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent.  The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years.  The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amounts of $376 and $376 for the six months ended June 30, 2010, and 2009, respectively.

(4)           Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”).  Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle.  The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes).  The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $2,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007.  However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008.  As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company.  The Company recorded amortization of costs associated with the Marketing Rights Agreement in the amounts of $3,000 and $6,000 for the three and six months ended June 30, 2010, and 2009, respectively.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(6)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2010, and 2009, were as follows (using a 23 percent effective Federal and state income tax rate):

	Six Months Ended
	June 30,
	2010	2009
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$5,730	$5,176
Change in valuation allowance	(5,730)	(5,176)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2010, and December 31, 2009, as follows:

	As of June 30, 2010	As of December 31, 2009
Loss carryforwards	$50,805	$45,076
Less - Valuation allowance	(50,805)	(45,076)
Total net deferred tax assets	$-	$-

As of June 30, 2010, and December 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $220,892 and $195,981, respectively that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(7)           Related Party Transactions

As of June 30, 2010, and December 31, 2009, the Company owed to a Director and stockholder of the Company $120,695 and $97,695, respectively, for various working capital loans received by the Company from September 28, 2007, through June 30, 2010.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

 (9)           Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“Topic 105-10”). Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU’s”). The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

According to the International Council of Toy Industries, “Toys do more than entertain and keep children occupied. Properly chosen, they should aid a child's physical, mental, social and emotional development. Play is universally recognized as a vital part of learning and growing and, because toys are such an important ingredient of play, they are invaluable to a child's development into a mature, confident adult.”  See http://www.toy icti.org/info/toysandchilddevelopment.html.

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

Our auditors have issued an opinion on our financial statements as of December 31, 2009, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product.  Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Results of Operations For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K  for the year ending  December 31, 2009. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the six months ended June 30, 2010.

Total operating expenses

During the six months ended June 30, 2010, and 2009, total operating expenses were $24,911and $22,504, respectively. The general and administrative expenses were primarily the result of fees for legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the six months ended June 30, 2010, and 2009, the net loss was $24,911 and $22,504 respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $24,911 for the six months ended June 30, 2010, and a net loss of $22,504 for the six months ended June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2009, and June 30, 2010, the Company had cash in the amount of $719 and $194, respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities for the six months ended June 30, 2010, and June 30  2009, totaled $23,000 and $16,000, respectively, was generated from the funding from various working capital loans from a Director and a stockholder of the Company.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended June 30 2010.

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

MAJIC WHEELS CORP .

Dated: July 23, 2010.	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Interim Chief Executive Officer, Chief
Financial Officer and Director (Principal Executive, Financial and Accounting Officer)