Form 10-Q/A
period 2010-06-30
MAJIC WHEELS CORP
filed 2010-11-24
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Item 5. Other Information.

On July 20, 2010, MAJIC Wheels Corp. (the "Company") sold an aggregate of 54,000,000 shares of Common Stock to BAJA 4 X 4 OFFROAD & FABRICATIONS, INC. for a total of $118,000 pursuant to an Agreement for the Purchase of Common Stock.  The shares represent approximately 36% of the total outstanding securities of the Company.  Also on July 20, 2010, Eran Gronich sold an aggregate of 4,000,000 shares of Common Stock of the Company to BAJA 4 X 4 OFFROAD & FABRICATIONS, INC. for a total of $4,000 pursuant to an Agreement for the Purchase of Common Stock.  Finally on July 20, 2010, Daniel Elbaz sold an aggregate of 18,000,000 shares of Common Stock of the Company to BAJA 4 X 4 OFFROAD & FABRICATIONS, INC. for a total of $18,000 pursuant to an Agreement for the Purchase of Common Stock.

As a result of the Stock Purchases of BAJA 4 X 4 OFFROAD & FABRICATIONS, INC. control of the Company in the form of a total of 50.6% of the total issued and outstanding shares of common stock of the Company which total
150,000,000 was changed to BAJA 4 X 4 OFFROAD & FABRICATIONS, INC.

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

MAJIC WHEELS CORP .

Dated: November 22, 2010.	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Interim Chief Executive Officer, Chief
Financial Officer and Director (Principal Executive, Financial and Accounting Officer)