Form 10-Q
period 2010-09-30
MAJIC WHEELS CORP
filed 2010-12-06
CIK 1406568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2010
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-147629

———————

MAJIC WHEELS CORP.

(Exact name of registrant as specified in its charter)

———————

Delaware	98-0533882
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7908 Interstate Court, North Ft Myers, FL 33917

(Address of Principal Executive Office) (Zip Code)

239-567-4700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405  of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).		Yes		No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

As of November 23, 2010, 150,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

1

Balance Sheets as of September 30, 2010, and December 31, 2009

1

Statements of Operations for the Three and Nine Months Ended September 30, 2010,

  and 2009, and Cumulative from Inception

2

Statements of Cash Flows for the Nine Months Ended  September 30, 2010, and 2009,

  and Cumulative from Inception

3

Notes to Financial Statements September 30, 2010, and 2009

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

8

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 4(T).

Controls and Procedures.

10

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

11

Item 1A.

Risk Factors

11

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

11

Item 3.

Defaults Upon Senior Securities.

11

Item 4.

(Removed and Reserved).

11

Item 5.

Other Information.

11

Item 6.

Exhibits

12

SIGNATURES

13

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (NOTE 2)

AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009

(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS

Current Assets:
Cash in bank	$207	$719

Total current assets	207	719

Other Assets:
Patent rights (net of accumulated amortization of $0 and $1,994 in 2010 and 2009, respectively)	—	5,054
Marketing rights (net of accumulated amortization of $0 and $31,000 in 2010 and 2009, respectively)	—	29,000

Total other assets	—	34,054

Total Assets	$207	$34,773

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$100	$3,600
Accrued liabilities	4,500	9,178
Due to related party - Director and stockholder	120,895	97,695

Total current liabilities	125,495	110,473

Total liabilities	125,495	110,473

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 150,000,000 and 100,000,000 shares issued and outstanding in 2010 and 2009, respectively	15,000	10,000
Additional paid-in capital	223,281	110,281
(Deficit) accumulated during the development stage	(363,569)	(195,981)

Total stockholders' (deficit)	(125,288)	(75,700)

Total Liabilities and Stockholders' (Deficit)	$207	$34,773

The accompanying notes to financial statements are an integral part of these balance sheets.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (NOTE 2)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009, AND

CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From Inception
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative-
Professional fees	24,000	4,500	37,227	18,192	114,641
Compensation	91,000	—	91,000	—	91,000
Research and Development	—	—	—	—	31,350
Amortization	713	3,188	7,089	9,564	40,083
Consulting fees	—	—	—	—	23,625
Filing fees	—	—	2,188	2,216	12,695
Web design fees	—	—	2,000	—	8,200
Investor and public relations	—	500	1,030	500	5,883
Office supplies	—	—	—	—	2,270
Organization costs	—	—	—	—	2,270
Bank charges	—	130	89	350	2,529
Other	—	—	—	—	2,058

Total general and administrative expenses	115,713	8,318	140,623	30,822	336,604

(Loss) from Operations	(115,713)	(8,318)	(140,623)	(30,822)	(336,604)

Other Income (Expense)	(26,965)	—	(26,965)	—	(26,965)

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(142,678)	$(8,318)	$(167,588)	$(30,822)	$(363,569)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	139,673,913	100,000,000	113,369,963	100,000,000

The accompanying notes to financial statements are an integral part of these balance sheets.

2

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (NOTE 2)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,

AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2010

(Unaudited)

	Nine Months Ended September 30,		Cumulative From Inception
	2010	2009
Operating Activities:
Net (loss)	$(167,588)	$(30,822)	$(363,569)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	7,089	9,564	40,083
Loss on disposal of intangible assets	26,965	—	26,965
Changes in net liabilities-
Accounts payable - Trade	(3,500)	2,600	100
Accrued liabilities	(4,678)	(2,100)	4,500
-
Net Cash (Used in) Operating Activities	(141,712)	(20,758)	(291,921)

Investing Activities:
Patent rights	—	—	(7,048)
Marketing rights	—	—	(60,000)

Net Cash (Used in) Investing Activities	—	—	(67,048)

Financing Activities:
Proceeds from issuance of common stock	118,000	—	283,281
Due to related party - Director and stockholder	23,200	18,500	120,895
Deferred offering costs	—	—	(45,000)

Net Cash Provided by Financing Activities	141,200	18,500	359,176

Net Increase (Decrease) in Cash	(512)	(2,258)	207

Cash - Beginning of Period	719	2,522	—

Cash - End of Period	$207	$264	$207

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes to financial statements are an integral part of these balance sheets.

3

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

(1)

Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Majic Wheels Corp. (“Majic Wheels” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on March 15, 2007. The business plan of the Company was to develop a radio-controlled toy vehicle utilizing a patent pertaining to unique adhesive wheels. The patent’s intended use was to enable the radio-controlled toy vehicle to climb inclined and vertical surfaces. On July 20, 2010, Baja 4 X 4 Offroad & Fabrications, Inc. purchased 50.6% of the issued and outstanding shares of common stock of the Company and effected a change in control. As a result of the change of control, the business plan of the Company was changed to the roll off dumpster and junk removal business. On July 28, 2010, the Company entered into a Letter of Intent dated July 27, 2010, with Marks Dumpsters, Inc., a Florida Corporation, pursuant to which, the Company shall acquire 100 percent of the issued and outstanding shares of Marks Dumpsters Inc., totaling 100 shares, for the issuance of 500,000,000 shares of common stock of the Company. The accompanying financial statements of Majic Wheels Corp. were prepared from the accounts of the Company under the accrual basis of accounting.

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

   Unaudited Interim Financial Statements

The interim financial statements of Majic Wheels as of September 30, 2010, and December 31, 2009, and for the three and nine months ended September 30, 2010, and 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three and nine months ended September 30, 2010, and 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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

4

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

   Patent Rights

The Company obtained the licensing rights to a United States patent from Michael Taft, inventor, on June 21, 2007. The Company incurred $3,766 in costs associated with the Patent Licensing Agreement. The costs incurred to acquire the patent rights are being amortized over the five-year term of the Agreement. On October 19, 2009, the Company incurred $3,282 in costs associated with the Patent Licensing Agreement. The costs incurred to acquire the patent rights were being amortized over the 17-year term of the Agreement. As of July 20, 2010, the Company changed its business plan to the roll off dumpster and junk removal business. As a result, the cost and accumulated amortization related to the Patent Rights were written off to expense.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and nine months ended September 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three or nine months ended September 30, 2010, and 2009.

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

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value, due to the short-term maturity of these instruments.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and December 31, 2009, and expenses for the three and nine months ended September 30, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)

Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan has been changed to the roll off dumpster and junk removal business.

During the period from March 15, 2007, through September 30, 2010, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5. On July 20, 2010, Baja 4 X 4 Offroad & Fabrications, Inc. purchased 50.6% of the issued and outstanding shares of common stock of the Company and effected a change in control. As a result of the change of control, the business plan of the Company was changed to the roll off dumpster and junk removal business. On July 28, 2010, the Company entered into a Letter of Intent dated July 27, 2010, with Marks Dumpsters, Inc., a Florida Corporation, pursuant to which, the Company shall acquire 100 percent of the issued and outstanding shares of Marks Dumpsters Inc., totaling 100 shares, for the issuance of 500,000,000 shares of common stock of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development of a roll off dumpster and junk removal business that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2010, and December 31, 2009, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

(3)

Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a Climbing Device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent. The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which had a term of five years. On October 19, 2009, the Company incurred $3,282 in costs associated with the Patent Licensing Agreement. The costs incurred to acquire the patent rights were being amortized over the 17-year term of the Agreement. As of July 20, 2010, the Company changed its business plan to the roll off dumpster and junk removal business. As a result, the cost of $7,048, and accumulated amortization of $2,413 related to the Patent Rights of were written off to expense. The Company recorded amortization of the costs associated with the Patent Licensing Agreement in the amounts of $43 and $188, and $419 and $564 for the three and nine months ended September 30, 2010, and 2009, respectively.

(4)

Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”). Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 3) which could be used in a radio-controlled toy vehicle. The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes). The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $2,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007. However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008. As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company. As of July 20, 2010, the Company changed its business plan to the roll off dumpster and junk removal business. As a result, the cost of $60,000, and accumulated amortization of $22,330 related to the Marketing Rights of were written off to expense. The Company recorded amortization of costs associated with the Marketing Rights Agreement in the amounts of $670 and $3,000, and $6,670 and $9,000 for the three and nine months ended September 30, 2010, and 2009, respectively.

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

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

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

On July 20, 2010, the Company sold an aggregate of 54,000,000 shares of Common Stock to Baja 4x4 Fabrications, Inc. for a total of $118,000. Additionally, on the same date Baja 4x4 Fabrications, Inc. purchased an aggregate of 22,000,000 additional shares from current shareholder resulting in a change of control in the ownership of the Company. Baja 4x4 Fabrications is now the majority shareholder of the Company representing 50.6% of the total issued and outstanding shares of common stock.

On July 20, 2010, the Company cancelled 4,000,000 shares outstanding from various shareholders.

On July 28, 2010, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of common stock representing in excess of 50.1 percent of the total issued and outstanding shares of voting stock of the Company (1) approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company will increase the authorized capital of the Company to a total of 5,010,000,000 shares consisting of 5,000,000,000 shares of common stock, and 10,000,000 shares of preferred stock; (2) approving the change of name, and the filing with the Certificate of Amendment, for the increase of common stock, to change the name of the Company to Continental Waste Management, Inc.; and, (3) approving the acquisition of Marks Dumpsters Inc. in exchange for the issuance of 500,000,000 shares of common stock. As of November 22, 2010, the increase in the capital stock of the Company, change in name of the Company, and closing the acquisition of Marks Dumpsters Inc. had not been completed by the Company.

(6)

Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2010, and 2009, were as follows (using a 23 percent effective Federal and state income tax rate):

	Nine Months Ended September 30,
	2010	2009
Current Tax Provision:
Federal and state-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$38,545	$7,089
Change in valuation allowance	(38,545)	(7,089)

Total deferred tax provision	$—	$—

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

The Company had deferred income tax assets as of September 30, 2010, and December 31, 2009, as follows:

	As of September 30, 2010	As of December 31, 2009

Loss carryforwards	$83,621	$45,076
Less - Valuation allowance	(83,621)	(45,076)

Total net deferred tax assets	$—	$—

As of September 30, 2010, and December 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $363,569 and $195,981, respectively that may be offset against future taxable income. The net operating loss carryforwards begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7)

Related Party Transactions

As of September 30, 2010, and December 31, 2009, the Company owed to a Director and stockholder of the Company $120,895 and $97,695, respectively, for various working capital loans received by the Company from September 28, 2007, through September 30, 2010. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(8)

Change in Management

In connection with the change of control effected on July 20, 2010, Mr. Asher Zwebner resigned, effective July 23, 2010, as Interim Chief Executive Officer Chief Financial Officer, and Director of the Company, and Judah Steinberger resigned as Secretary and Director of the Company.

Effective July 23, 2010, Denise S. Houghtaling was named as President and Director of the Company, and Mark Houghtaling was named as Vice President and Director of the Company.

(9)

Commitments and Contingencies

On June 21, 2007, the Company committed to paying royalties for a five-year period to Michael Taft, Inventor, based on four and one half percent of all future revenues received from the exploitation of certain patent rights pertaining to a Climbing Device, as described in Note 3 above. Effective July 20, 2010, the Company changed its business plan as described in Note 1, wrote off its interests in certain patent rights pertaining to the Climbing Device, and considered its commitment to paying royalties to Michael Taft, Inventor, to be terminated.

As described in Note 4 above, on June 20, 2007, the Company entered into a Marketing Rights Agreement with Idea Plus and Global. The Agreement provides to Idea Plus and Global the right to purchase from Majic Wheels, for a period of five years, 100,000 units per year of produced radio-controlled toy vehicles for consideration of cost plus 15 percent (excluding any value added taxes). Effective July 20, 2010, the Company changed its business plan as described in Note 1, and wrote off its interest in the Marketing Rights Agreement.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

(10)

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

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010. The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this quarterly report on Form 10-Q, references to the “Majic Wheels Corp,” Company,” “we,” “our,” or “us” refer to Majic Wheels Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements and related notes thereto, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview and Plan of Operation

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

We intended to engage in the manufacturing and distribution of a radio-controlled toy vehicle which uses a patented technology that allows the vehicle to climb inclined and vertical surfaces. More specifically, the Patented Technology relates to the use of a substance with unique adhesive properties which can be molded into various shapes, including tires for installation on radio-controlled toy vehicles. Unlike current remote-controlled toy vehicles that can be driven on flat or inclined surfaces, our Product adds vertical surfaces to the dimensions in which to play and entertain. We expect that our Product will climb and cling to the surface of vertical walls without falling. The use of the patented technology in the Product will enable us to create a toy that seemingly challenges gravity and provides entertainment and fun. We do not currently have a working prototype of our Product, but intended to create one by the end of the third quarter of 2010. Subsequently, we planned to engage an independent manufacturer to manufacture our Product at low cost.

On July 20, 2010, Majic Wheels Corp. (the “Company”) sold an aggregate of 54,000,000 shares of Common Stock for a total of $118,000 pursuant to an Agreement for the Purchase of Common Stock (the “Agreement”). The shares represent approximately 36% of the total outstanding securities of the Company. The shares were sold without registration under Section 5 of the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Also on July 20, 2010, Eran Gronich sold an aggregate of 4,000,000 shares of Common Stock of the Company for a total of $4,000 pursuant to an Agreement for the Purchase of Common Stock (the “Agreement”). The shares were sold without registration under Section 5 of the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Also on July 20, 2010, Daniel Elbaz sold an aggregate of 18,000,000 shares of Common Stock of the Company for a total of $18,000 pursuant to an Agreement for the Purchase of Common Stock (the “Agreement”). The shares were sold without registration under Section 5 of the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

As a result of the transaction, dated July 20, 2010, our previous business plan was discontinued. We are no longer planning to engage in the toy business. On August 4, 20101, we filed an Information Statement on Schedule 14C, which indicated, among other actions to be taken, that we entered into a Letter of Intent to acquire Marks Dumpsters Inc.

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

Results of Operations For the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K for the year ending December 31, 2009. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the nine months ended September 30, 2010.

Total operating expenses

During the nine months ended September 30, 2010, and 2009, total operating expenses were $140,623and $30,822, respectively. The increase in the general and administrative expenses were primarily the result of fees for legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements and a one time officers compensation expense for retiring in the amount of $91,000.

Net loss

During the nine months ended September 30, 2010, and 2009, the net loss was $167,588 and $30,822 respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $167,588 for the nine months ended September 30, 2010, and a net loss of $30,822 for the nine months ended September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development of a roll off dumpster and junk business that will generate sufficient revenues to sustain the operations of the Company.

Liquidity and Capital Resources

As of December 31, 2009, and September 30, 2010, the Company had cash in the amount of $719 and $207, respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Cash provided by financing activities for the nine months ended September 30, 2010, and September 30 2009, totaled $141,200 and $18,500, respectively, was generated from the funding from various working capital loans from a Director and a stockholder of the Company and from the issuance of shares in 2010.

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

PART II – OTHER INFORMATION

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2010, the Company sold an aggregate of 54,000,000 shares of Common Stock to Baja 4x4 Fabrications, Inc. for a total of $118,000. Additionally, on the same date Baja 4x4 Fabrications, Inc. purchased an aggregate of 22,000,000 additional shares from current shareholder resulting in a change of control in the ownership of the Company. Baja 4x4 Fabrications is now the majority shareholder of the Company representing 50.6% of the total issued and outstanding shares of common stock.

On July 20, 2010, the Company cancelled 4,000,000 shares outstanding from various shareholders.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

(Removed and Reserved).

Item 5.

Other Information.

On July 28, 2010, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of common stock representing in excess of 50.1 percent of the total issued and outstanding shares of voting stock of the Company (1) approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company will increase the authorized capital of the Company to a total of 5,010,000,000 shares consisting of 5,000,000,000 shares of common stock, and 10,000,000 shares of preferred stock; (2) approving the change of name, and the filing with the Certificate of Amendment, for the increase of common stock, to change the name of the Company to Continental Waste Management, Inc.; and, (3) approving the acquisition of Marks Dumpsters Inc. in exchange for the issuance of 500,000,000 shares of common stock. As of November 22, 2010, the increase in the capital stock of the Company, change in name of the Company, and closing the acquisition of Marks Dumpsters Inc. had not been completed by the Company.

Item 6.

Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Denise S. Houghtaling, Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

32.1	Section 1350 Certifications of Denise S. Houghtaling, Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 3, 2010

MAJIC WHEELS CORP.

By:	/s/ Denise S. Houghtaling
Name:	Denise S. Houghtaling
Title:	President, Chief Executive Officer,
Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

13