Form 10-K/A
period 2009-12-31
MAJIC WHEELS CORP
filed 2011-08-02
CIK 1406568

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 333-147629

MAJIC WHEELS CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-0533882
(State of incorporation)	(I.R.S. Employer Identification No.)

7908 Interstate Court

North Ft Myers, FL 33917

Phone Number: 239-567-4702

(Address and telephone number of principal executive offices and place of business)

c/o Benny Resheff

28 Rembrandt St.

Tel Aviv, Israel

(Former name or former address, if changed since last report)

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

Large accelerated filer o	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

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

The number of shares of the issuer’s common stock issued and outstanding as of August 2, 2011, was 176,000,000 shares.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

We originally filed our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original 10-K”) with the Securities and Exchange Commission (“SEC”) on March 3, 2010 (the “Original Filing Date”) and we subsequently amended the Original 10-K by filing Amendment No. 1 on Form 10-K/A with the SEC on November 24, 2010 (the Original 10-K, as so amended, our “Form 10-K”).

The purpose of this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) is to reflect that the financial statements are audited by a new firm, as a result of our prior principal independent accountant becoming unregistered with the PCAOB. The financial statements for the year ended December 31, 2009 (“fiscal 2009”) and December 31, 2008 (“fiscal 2008”) have also been restated. Our management determined it was appropriate to write off the intangible assets related to patent rights and marketing rights.

As a result of these adjustments, our loss from operations and our net loss for fiscal 2009 were overstated by $9,519. In addition, our accumulated deficit was understated by $34,054 and our other assets were overstated by $34,054, as of December 31, 2009. The adjustments affected all previously issued consolidated financial statements and related disclosures in all quarterly reports filed in fiscal 2009 with the SEC. There was no impact on the net decrease in cash for the year ended December 31, 2009 or the balance of cash as of December 31, 2009.

For fiscal 2008, our loss from operations and our net loss were overstated by $10,754. In addition, our accumulated deficit was understated by $43,573 and our other assets were overstated by $43,573, as of December 31, 2008. The adjustments affected all previously issued consolidated financial statements and related disclosures in all quarterly reports filed in fiscal 2008 with the SEC. There was no impact on the net decrease in cash for the year ended December 31, 2008 or the balance of cash as of December 31, 2008.

Please see Note 3, Restatement and Revisions to our consolidated financial statements for fiscal 2009 contained in Item 7 – Financial Statements for further information relating to the Restatement.

TABLE OF CONTENTS

PAGE
PART I

Item 1.

Business.

2

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

6

Item 3.

Legal Proceedings.

6

PART II

Item 4.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

7

Item 5.

Selected Financial Data

7

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 6A.

Quantitative and Qualitative Disclosures About Market Risk

9

Item 7.

Financial Statements and Supplementary Data

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

10

Item 8A(T)

Controls and Procedures

10

Item 8B.

Other Information

10

PART III

Item 9.

Directors, Executive Officers and Corporate Governance

10

Item 10.

Executive Compensation

11

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

12

Item 12.

Certain Relationships and Related Transactions, and Director Independence

12

Item 13.

Principal Accounting Fees and Services

13

PART IV

Item 14.

Exhibits and Financial Statement Schedules

14

2

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

We do not currently have a working prototype of our Product. We plan to engage an independent manufacturer to manufacture our Product at low cost. Our current expectation is that the Product will be manufactured in China, which offers the most cost-effective manufacturing option. We plan to generate revenue by engaging marketing companies to introduce the Product to large wholesale toy companies in China and the United States. We also plan to market our Product and generate revenues through internet distributors of children’s toys. We expect that the Product's retail price to the consumer will be between $50 and $60.

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

In addition, in 2007, the Company commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. In March 2008, the Company commenced the offering of its registered securities. In April 2008, the Company completed and closed the offering by selling a total of 20,000,000 (post forward stock split) registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.00825 per share, for total proceeds of $144,481, net of deferred offering costs of $20,000.

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

Holders

As of August 2, 2011, there were 176,000,000 common shares issued and outstanding, which were held by approximately 50 stockholders of record.

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

Restatement

The purpose of this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) is to reflect that the financial statements are audited by a new firm, as a result of our prior principal independent accountant becoming unregistered with the SEC. The financial statements for the years ended December 31, 2009 and 2008 have also been restated. Our management decided to write off the intangible assets related to patent rights and marketing rights. See Note 3, Restatement and Revisions contained in Item 7 – Financial Statements for further information relating to the Restatement. These changes have been incorporated into Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Liquidity and Capital Resources

As of December 31, 2009, we had $719 in cash as compared to $2,522 in cash as of December 31, 2008. We incurred a net loss of $41,976 for the fiscal year ended December 31, 2009 as compared with a net loss of $115,133 for the period December 31 2008. Our cumulative net loss since inception is $230,035, which is comprised entirely of general and administrative and research and development expenses.

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

8

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

Item 7.

Financial Statements and Supplementary Data.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

To the Board of Directors

Majic Wheels Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Majic Wheels Corp. (a development stage company) (the “Company”) as of December 31, 2009 and December 31, 2008, and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended and the period from March 15, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for the years then ended and the period from March 15, 2007 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and no revenues which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 2, 2011

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

AUDITED

	Restated
	12/31/09	12/31/08
ASSETS

Current Assets:
Cash in bank	$719	$2,522
Total Assets	$719	$2,522

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$3,600	$—
Accrued liabilities	9,178	6,100
Due to related party - Director and stockholder	97,695	64,200
Total liabilities	110,473	70,300

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 shares issued and outstanding in 2009, and 2008, respectively	10,000	10,000
Additional paid-in capital	110,281	110,281
(Deficit) accumulated during the development stage	(230,035)	(188,059)
Total stockholders' (deficit)	(109,754)	(67,778)
Total Liabilities and Stockholders' (Deficit)	$719	$2,522

The accompanying notes to financial statements are an integral part of this statement

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2009

AUDITED

	Restated
			Cumulative From Inception
	Year Ended
	12/31/09	12/31/08

Expenses:
General and administrative-
Professional fees	$28,187	$47,299	$77,414
Research and Development	—	31,350	31,350
Consulting fees	625	21,000	23,625
Filing fees	5,394	2,520	10,507
Impairment expense	3,282	0	67,048
Web design fees	2,000	4,200	6,200
Investor and public relations	2,000	2,853	4,853
Bank charges	488	1,583	2,440
Office supplies	—	2,270	2,270
Organization costs	—	—	2,270
Other	—	2,058	2,058
Total general and administrative expenses	41,976	115,133	230,035

(Loss) from Operations	(41,976)	(115,133)	(230,035)

Net (Loss)	$(41,976)	$(115,133)	$(230,035)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$—	$—

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	100,000,000	93,479,452

The accompanying notes to financial statements are an integral part of this statement

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2009

AUDITED

				Restated
Description			Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Totals

	Common Stock
	Shares	Amount

Balance - March 15, 2007	—	$—	$—	$—	$—

Common stock issued for cash	80,000,000	8,000	(7,200)	—	800
Deferred offering costs	—	—	(25,000)	—	(25,000)

Net (loss) for the period	—	—	—	(72,926)	(72,926)

Balance - December 31, 2007	80,000,000	8,000	(32,200)	(72,926)	(97,126)

Common stock issued for cash	20,000,000	2,000	162,481	—	164,481

Deferred offering costs	—	—	(20,000)	—	(20,000)

Net (loss) for the period	—	—	—	(115,133)	(115,133)

Balance - December 31, 2008	100,000,000	10,000	110,281	(188,059)	(67,778)

Net (loss) for the period	—	—	—	(41,976)	(41,976)

Balance - December 31, 2009	100,000,000	$10,000	$110,281	$(230,035)	$(109,754)

The accompanying notes to financial statements are an integral part of this statement

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008,

AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2009

AUDITED

	Restated
			Cumulative From Inception
	Year Ended
	12/31/09	12/31/08

Operating Activities:
Net (loss)	$(41,976)	$(115,133)	$(230,035)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net liabilities-
Accounts payable - Trade	3,600	—	3,600
Accrued liabilities	3,078	(50,502)	9,178
Net Cash (Used in) Operating Activities	(35,298)	(165,635)	(217,257)

Financing Activities:
Net proceeds from issuance of common stock	—	144,481	120,281
Net proceeds from related party debt	33,495	23,000	97,695
Net Cash Provided by Financing Activities	33,495	167,481	217,976

Net Increase (Decrease) in Cash	(1,803)	1,846	719

Cash - Beginning of Period	2,522	676	—

Cash - End of Period	$719	$2,522	$719

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes to financial statements are an integral part of this statement

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, AND 2008

AUDITED

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

In addition, in 2007, Majic Wheels commenced a capital formation activity to affect a Registration Statement on Form S-1 with the Securities and Exchange Commission, and raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 6.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Patent Rights

The Company obtained the licensing rights to a United States patent from Michael Taft, inventor, on June 21, 2007. The Company incurred $3,766 in costs associated with the Patent Licensing Agreement (the “Agreement”). The costs incurred to acquire the patent rights were originally to be amortized over the five-year term of the Agreement, however, the Company has restated its financials to expense these costs in full in 2007. On October 19, 2009, the Company incurred $3,282 in costs associated with the Patent Licensing Agreement and expensed these immediately.

 Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended December 31, 2009, and 2008, except for the restatement in note 3, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

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

Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the year ended December 31, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was complete.

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

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

During the period from March 15, 2007, through December 31, 2009, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 6. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

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

(3)

Restatements

The purpose of this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) is to reflect that the financial statements are audited by a new firm, as a result of the Company’s prior principal independent accountant becoming unregistered with the SEC. The financial statements for the years ended December 31, 2009 (“fiscal 2009”) and December 31, 2008 (“fiscal 2008”) have also been restated. The Company’s management decided to write off the intangible assets related to patent rights and marketing rights.

As a result of these adjustments, the Company’s loss from operations and net loss for fiscal 2009 were overstated by $9,519. In addition, the Company’s accumulated deficit was understated by $34,054 and other assets were overstated by $34,054, as of December 31, 2009. The adjustments affected all previously issued consolidated financial statements and related disclosures in all quarterly reports filed in fiscal 2009 with the SEC. There was no impact on the net decrease in cash for the year ended December 31, 2009 or the balance of cash as of December 31, 2009.

For fiscal 2008, our loss from operations and our net loss were overstated by $10,754. In addition, our accumulated deficit was understated by $43,573 and our other assets were overstated by $43,573, as of December 31, 2008. The adjustments affected all previously issued consolidated financial statements and related disclosures in all quarterly reports filed in fiscal 2008 with the SEC. There was no impact on the net decrease in cash for the year ended December 31, 2008 or the balance of cash as of December 31, 2008.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

The following table reconciles the Company’s December 31, 2009 balance sheet as previously reported to the restated amounts.

BALANCE SHEET

	DECEMBER 31, 2009
	As Originally Reported	Adjustments	As Restated
ASSETS

Current Assets:
Cash in bank	$719	$—	$719
Total current assets	719	—	719
Other Assets:
Patent rights (net of accumulated amortization of $1,994 and $1,193 in 2009, and 2008, respectively)	5,054	(5,054)	—
Marketing rights (net of accumulated amortization of $31,000 and $19,000 in 2009, and 2008, respectively)	29,000	(29,000)	—
Total other assets	34,054	(34,054)	—
Total Assets	$34,773	$(34,054)	$719

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$3,600	$—	$3,600
Accrued liabilities	9,178	—	9,178
Due to related party - Director and stockholder	97,695	—	97,695
Total current liabilities	110,473	—	110,473
Total liabilities	110,473	—	110,473

Commitments and Contingencies	—	—	—

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 shares issued and outstanding in 2009, and 2008, respectively	10,000	—	10,000
Additional paid-in capital	110,281	—	110,281
(Deficit) accumulated during the development stage	(195,981)	(34,054)	(230,035)
Total stockholders' (deficit)	(75,700)	(34,054)	(109,754)
Total Liabilities and Stockholders' (Deficit)	$34,773	$(34,054)	$719

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

The following table reconciles the Company’s statement of operations for the year ended December 31, 2009 as previously reported to the restated amounts:

STATEMENT OF OPERATIONS

	DECEMBER 31, 2009
	As Originally Reported	Adjustments	As Restated

Expenses:
General and administrative-
Professional fees	$28,187	$—	$28,187
Amortization expense	12,801	(12,801)	—
Filing fees	5,394	—	5,394
Impairment expense	-	3,282	3,282
Web design fees	2,000	—	2,000
Investor and public relations	2,000	—	2,000
Consulting fees	625	—	625
Bank charges	488	—	488
Total general and administrative expenses	51,495	(9,519)	41,976

(Loss) from Operations	(51,495)	9,519	(41,976)

Net (Loss)	$(51,495)	$9,519	$(41,976)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$—	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	100,000,000	0	100,000,000

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

The following table reconciles the Company’s statement of cash flows for the year ended December 31, 2009 as previously reported to the restated amounts:

STATEMENT OF CASH FLOWS

	DECEMBER 31, 2009
	As Originally Reported	Adjustments	As Restated
Operating Activities:
Net (loss)	$(51,495)	$9,519	$(41,976)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	12,801	(12,801)	—
Changes in net liabilities-
Accounts payable - Trade	3,600	—	3,600
Accrued liabilities	3,078	—	3,078
Net Cash (Used in) Operating Activities	(32,016)	(3,282)	(35,298)

Investing Activities:
Patent rights	(3,282)	3,282	—

Net Cash (Used in) Investing Activities	(3,282)	3,282	—

Financing Activities:
Net proceeds from related party debt	33,495	—	33,495

Net Cash Provided by Financing Activities	33,495	—	33,495

Net Increase (Decrease) in Cash	(1,803)	—	(1,803)

Cash - Beginning of Period	2,522	—	2,522

Cash - End of Period	$719	$—	$719

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

The following table reconciles the Company’s December 31, 2008 balance sheet as previously reported to the restated amounts.

BALANCE SHEET

	DECEMBER 31, 2008
	As Originally Reported	Adjustments	As Restated
ASSETS

Current Assets:
Cash in bank	$2,522	$—	$2,522
Total current assets	2,522	—	2,522

Other Assets:
Patent rights (net of accumulated amortization of $1,193)	2,573	(2,573)	—
Marketing rights (net of accumulated amortization of $19,000)	41,000	(41,000)	—
Total other assets	43,573	(43,573)	—
Total Assets	$46,095	$(43,573)	$2,522

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$6,100	$—	$6,100
Due to related party - Director and stockholder	64,200	—	64,200
Total current liabilities	70,300	—	70,300
Total liabilities	70,300	—	70,300

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 shares issued and outstanding	10,000	—	10,000
Additional paid-in capital	110,281	—	110,281
(Deficit) accumulated during the development stage	(144,486)	(43,573)	(188,059)
Total stockholders' (deficit)	(24,205)	(43,573)	(67,778)
Total Liabilities and Stockholders' (Deficit)	$46,095	$(43,573)	$2,522

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

The following table reconciles the Company’s statement of operations for the year ended December 31, 2008 as previously reported to the restated amounts:

STATEMENT OF OPERATIONS

	DECEMBER 31, 2008
	As Originally Reported	Adjustments	As Restated

Expenses:
General and administrative-
Professional fees	$45,299	$2,000	$47,299
Research and Development	31,350		31,350
Consulting fees	21,000	—	21,000
Amortization expense	12,754	(12,754)	—
Web design fees	4,200	—	4,200
Investor and public relations	2,853	—	2,853
Filing fees	2,520	—	2,520
Office supplies	2,270	—	2,270
Other	2,058	—	2,058
Bank charges	1,583	—	1,583
Total general and administrative expenses	125,887	(10,754)	115,133

(Loss) from Operations	(125,887)	10,754	(115,133)

Net (Loss)	$(125,887)	$10,754	$(115,133)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$—	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	47,530,738	45,948,714	93,479,452

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

The following table reconciles the Company’s statement of cash flows for the year ended December 31, 2008 as previously reported to the restated amounts:

STATEMENT OF CASH FLOWS

	DECEMBER 31, 2008
	As Originally Reported	Adjustments	As Restated
Operating Activities:
Net (loss)	$(125,887)	$10,754	$(115,133)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	12,754	(12,754)	—
Changes in net liabilities-
Accrued liabilities	(12,502)	(38,000)	(50,502)
Net Cash (Used in) Operating Activities	(125,635)	(40,000)	(165,635)

Investing Activities:
Marketing rights	(50,000)	50,000	—

Net Cash (Used in) Investing Activities	(50,000)	50,000	—

Financing Activities:
Proceeds from issuance of common stock	164,481	(20,000)	144,481
Due to related party - Director and stockholder	23,000	—	23,000
Deferred offering costs	(10,000)	10,000	—

Net Cash Provided by Financing Activities	177,481	(10,000)	167,481

Net Increase (Decrease) in Cash	1,846	—	1,846

Cash - Beginning of Period	676	—	676

Cash - End of Period	$2,522	$—	$2,522

(4)

Patent Licensing Agreement

On June 21, 2007, the Company entered into a patent licensing agreement (the “Patent Licensing Agreement”) to acquire the patent rights pertaining to a Climbing Device (all the rights covered by the registered patent and any future patents, including applications, manufacturing processes, formulae, trade secrets and know-how, and any other information relating to the registered and any future patents, including any data, technology, inventions, discoveries, designs, processes, formulations, models, technical reports, diagrams, software and hardware, ideas, trade and business plans covered by the registered and any future patents, and commercialization) from Michael Taft, an Israeli patent owner (“the Inventor”) in exchange for the Company’s commitment to future royalty payments to the Inventor of four and one half percent of all future revenues received from the exploitation of the climbing device patent. The Company incurred $3,766 in costs associated with obtaining the Patent Licensing Agreement which has a term of five years. The costs incurred to acquire the patent rights were originally to be amortized over the five-year term of the Agreement, however, the Company has restated its financials to impair these costs in full in 2007. On October 19, 2009, the Company incurred $3,282 in costs associated with the Patent Licensing Agreement and expensed these immediately.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

(5)

Marketing Rights

On June 20, 2007, the Company entered into a marketing agreement (the “Marketing Rights Agreement”) with Idea Plus Ltd. (“Idea Plus”) and Global Sourcing and Marketing, LLC (“Global”). Idea Plus and Global had entered into an agreement with the Inventor on November 21, 2005 (the “Previous Agreement”), which granted the companies the exclusive, worldwide, perpetual license to the Climbing Device patent (see Note 4) which could be used in a radio-controlled toy vehicle. The Marketing Rights Agreement dated June 20, 2007, between Majic Wheels, Idea Plus, and Global terminated the Previous Agreement with the Inventor for consideration of $60,000 and the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year, for consideration of cost plus 15 percent (excluding any value added taxes). The Company was to pay Idea Plus and Global $7,500 within seven days of the contract’s execution date, $2,500 by September 30, 2007, and the remaining $50,000 by December 31, 2007. However, on December 26, 2007, the parties extended the final payment’s due date to no later than June 30, 2008. As of June 30, 2008, the obligation related to the marketing agreement was paid in full by the Company. The costs incurred for the marketing agreement were originally to be amortized over the five-year term of the Marketing Rights Agreement, however, the Company has restated its financials to impair these costs in full in 2007.

(6)

Common Stock

On June 20, 2007, the Company issued 80,000,000 (post forward stock split) shares of common stock valued at a price of $0.0001 per share for common stock subscriptions receivable of $800. On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, the Company commenced a capital formation activity to affect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008. In March 2008, the Company commenced the offering of its registered securities. In April 2008, the Company completed and closed the offering by selling a total of 20,000,000 (post forward stock split) registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.00825 per share, for total proceeds of $144,481, net of deferred offering costs of $20,000.

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

(7)

Income Taxes

The Company had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	2009	2008

Loss carryforwards	$80,512	$65,821
Less - Valuation allowance	(80,512)	(65,821)
Total net deferred tax assets	$—	$—

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

As of December 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $230,035 that may be offset against future taxable income. The net operating loss carryforwards will begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8)

Related Party Transactions

As of December 31, 2009, and 2008, the Company owed to a Director and stockholder of the Company $97,695 and $64,200, respectively, for various working capital loans received by the Company from September 28, 2007, through December 31, 2009. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(9)

Commitments and Contingencies

On June 21, 2007, the Company committed to paying royalties for a five-year period to Michael Taft, Inventor, based on four and one half percent of all future revenues received from the exploitation of certain patent rights pertaining to a Climbing Device, as described in Note 4 above.

As described in Note 5 above, on June 20, 2007, the Company entered into a Marketing Rights Agreement with Idea Plus and Global. The Agreement provides to Idea Plus and Global the right to purchase from Majic Wheels, for a period of five years, 100,000 units per year of produced radio-controlled toy vehicles for consideration of cost plus 15 percent (excluding any value added taxes).

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

(10)

Recent Accounting Pronouncements

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

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009, AND 2008

AUDITED

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

(11)

Subsequent Events

Effective May 26, 2010, Benjamin Resheff resigned as Secretary and Director of the Company and Judah Steinberger was elected to the Board of Directors of the Company in the position of Secretary and Director.

On July 20, 2010, MAJIC Wheels Corp. (the “Company”) sold an aggregate of 54,000,000 shares of Common Stock to BAJA 4 X 4 OFFROAD & FABRICATIONS, INC. for a total of $118,000 pursuant to an Agreement for the Purchase of Common Stock (the “Agreement”). The shares represent approximately 36% of the total outstanding securities of the Company.  The shares were sold without registration under Section 5 of the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. A copy of the Agreement is annexed hereto as Exhibit 10.1.

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

As a result of the above mentioned stock purchases by BAJA 4 X 4 OFFROAD & FABRICATIONS, INC. control of the Company in the form of a total of 50.6% of the total issued and outstanding shares of common stock of the Company which total 150,000,000 was changed to BAJA 4 X 4 OFFROAD & FABRICATIONS, INC.

In connection with the Changes in Control of Registrant, Asher Zwebner resigned, effective July 23, 2010, as Interim CEO, CFO and Director and Judah Steinberger as Secretary and Director of the Company.

Effective as of July 23, 2010, Denise S. Houghtaling and Mark Houghtaling were elected to the Board of Directors of the Company as President and Director and Vice-President, Secretary and Director, respectively.

Effective as of July 23, 2010, the Company has relocated its Executive/Corporate offices as follows:

7908 Interstate Court

North Ft Myers, FL 33917

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).

Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Based upon the required evaluation and in consideration of the Restatement described herein, our Chief Executive Officer and Principal Financial Officer concluded as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission ("SEC") and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2009 was effective.

Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. . There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 8B.

Other Information.

None.

10

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

———————

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

Malone Bailey is our auditor.

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

The percentages below are calculated based on 100,000,000 shares of our common stock issued and outstanding as of March 18, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o 28 Rembrandt St. 28 Rembrandt St. Tel Aviv, Israel.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Asher Zwebner	10,000,000	10%
Benjamin Resheff	18,000,000	18%
Danny Elbaz	18,000,000	18%

———————

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

Item 13.

Principal Accounting Fees and Services.

Our principal independent accountant is Malone Bailey. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended	For Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$7,000	$0

Our prior principal independent accountant was Davis Accounting Group, P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended	For Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit	$14000	$14,000
Tax Fees (Paid to Alan Weinberg CPA)	$1,000	$1,000

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

Date: August 2, 2011

MAJIC WHEELS CORP.

By:	/ s/ Denise Houghtaling
Name:	Denise Houghtaling
Title	Chief Executive Officer, Chief
Financial Officer and Director (Principal
Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 2, 2011

MAJIC WHEELS CORP.

By:	/ s/ Denise Houghtaling
Name:	Denise Houghtaling
Title	Chief Executive Officer, Chief
Financial Officer and Director (Principal
Executive, Financial and Accounting Officer)

Date: August 2, 2011

MAJIC WHEELS CORP.

By:	/ s/ Mark Houghtaling
Name:	Mark Houghtaling
Title	Vice-President, Secretary and Director

