Form 10-K
period 2010-12-31
MAJIC WHEELS CORP
filed 2011-09-22
CIK 1406568

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

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

The number of shares of the issuer’s common stock issued and outstanding as of September 21, 2011, was 150,000,000 shares.

Documents Incorporated By Reference:  None

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

Corporate Background

We were incorporated in Delaware on March 15, 2007, and we are a development stage company. We had intended to engage in the manufacturing and distribution of a radio-controlled toy vehicle using a patented technology that allowed the vehicle to climb inclined and vertical surfaces.  In July 2010, there was a change in control of the Company and its focus is now waste management.  To date, we have not generated any revenues and our operations have been limited to organizational and capital formation matters.

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

On July 9, 2010, Asher Zwebner the Company previous Chief Financial Officer cancelled 4 million shares of the Company outstanding common stock at a cost of $0.

On July 20, 2010, we sold an aggregate of 54,000,000 shares of Common Stock to Baja 4 X 4 Offroad & Fabrications, Inc. (“Baja”) for a total of $118,000 pursuant to an Agreement for the Purchase of Common Stock.  The shares represent approximately 36% of the total outstanding securities of the Company.   The shares were sold without registration under Section 5 of the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.  Two other shareholders sold 22,000,000 shares of our Common Stock to Baja.  As a result of the aforementioned stock purchases by Baja, control of the Company in the form of a total of 50.6% of the total issued and outstanding shares of common stock of the Company, which total 150,000,000 shares, was changed to Baja.

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

Our principal offices are located at 7908 Interstate Court, North Ft Myers, FL  33917. Our telephone number is 239-567-4702. Our registered office in Delaware is located at c/o Delaware Intercorp, Inc., 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp, Inc. Our fiscal year end is December 31.

Business Summary

We plan to enter the waste management business and become the premier leader in the environmental safe junk removal, trash hauling, recycling, commercial and residential construction cleanup and demolition business.

Competition

The waste industry is very competitive, with competition stemming from a number of publicly held solid waste companies, private solid waste companies, large commercial and industrial companies handling their own waste collection or disposal operations and public and private waste-to-energy corporations.  Competition can also stem from municipalities and regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills.

Regulation

The waste industry is subject to extensive and evolving federal, state, or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. EPA and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States.

Employees

We have two employees, both of whom are covered by employment contracts.

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

There is not enough cash on hand to fund our administrative and other operating expenses for the next twelve months. In addition, we will require substantial new capital to enter the waste management business.  Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all

Item 1B.

Unresolved Staff Comments

None

Item 2.

Properties

Our Principal executive offices are located at 7908 Interstate Court, North Ft Myers, FL  33917. This location is the place of business of our Officers and Directors.  We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

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

Holders

As of September 21, 2011, there were 150,000,000 common shares issued and outstanding, which were held by approximately 50 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 20, 2010, we sold an aggregate of 54,000,000 shares of Common Stock to Baja 4 X 4 Offroad & Fabrications, Inc. for a total of $118,000 pursuant to an Agreement for the Purchase of Common Stock.  The shares represent approximately 36% of the total outstanding securities of the Company.   The shares were sold without registration under Section 5 of the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2010.

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

Plan of Operation

We are a development stage company.  We had intended to engage in the manufacturing and distribution of a radio-controlled toy vehicle using a patented technology that allowed the vehicle to climb inclined and vertical surfaces.  In July 2010, there was a change in control of the Company and its focus is now waste management.

We are not aware of any material trend, event, or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

As of December 31, 2010, we had $0 in cash as compared to $719 in cash as of December 31, 2009. We incurred a net loss of $674,019 for the fiscal year ended December 31, 2010 as compared with a net loss of $41,976 for the period December 31, 2009.  Our cumulative net loss since inception is $904,054, which is comprised entirely of general and administrative, research and development, and debt-related expenses.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

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

Item 8.

Financial Statements and Supplementary Data.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Majic Wheels Corp.

North Ft Myers, FL

(A Development Stage Company)

We have audited the accompanying balance sheets of Majic Wheels Corp. (a development stage company) (the “Company”) as of December 31, 2010 and December 31, 2009, and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended and the period from March 15, 2007 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for the years then ended and the period from March 15, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 21, 2011

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	12/31/10	12/31/09
ASSETS

Current Assets:
Cash in bank	$-	$719
Total Assets	$-	$719

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - trade	$-	$3,600
Accrued liabilities	179,377	9,178
Promissory notes	189,340	-
Related party debt	-	97,695
Derivative Liability	290,761	-
Total current liabilities	659,478	110,473

Convertible debt, net of unamortized discount of 114,400	6,295	-
Total liabilities	665,773	110,473
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 150,000,000 shares and 100,000,000 shares issued and outstanding in 2010 and 2009, respectively	15,000	10,000
Additional paid-in capital	223,281	110,281
(Deficit) accumulated during the development stage	(904,054)	(230,035)
Total stockholders' (deficit)	(665,773)	(109,754)
Total Liabilities and Stockholders' (Deficit)	$-	$719

The accompanying notes to financial statements are an integral part of this statement.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2010

	Year Ended		Cumulative From Inception
	12/31/10	12/31/09

Expenses:
General and administrative-
Salaries & Benefits	$275,710	$-	$275,710
Professional fees	138,623	28,812	239,662
Impairment expense	-	3,282	67,048
Selling, general and administrative expenses	66,280	9,882	128,228
Total operating expenses	480,613	41,976	710,648
Loss from Operations	(480,613)	(41,976)	(710,648)

Other income (expense)
Interest expense	(23,340)	-	(23,340)
Loss on derivative liability	(170,066)	-	(170,066)
Net Loss	(674,019)	(41,976)	(904,054)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	122,345,205	100,000,000

The accompanying notes to financial statements are an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2010

	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Totals
Description	Shares	Amount
Balance - March 15, 2007	-	$-	$-	$-	$-
Common stock issued for cash	80,000,000	8,000	(7,200)	-	800
Deferred offering costs	-	-	(25,000)	-	(25,000)
Net (loss) for the period	-	-	-	(72,926)	(72,926)
Balance - December 31, 2007	80,000,000	8,000	(32,200)	(72,926)	(97,126)
Common stock issued for cash	20,000,000	2,000	162,481	-	164,481
Deferred offering costs	-	-	(20,000)	-	(20,000)
Net (loss) for the period	-	-	-	(115,133)	(115,133)
Balance - December 31, 2008	100,000,000	10,000	110,281	(188,059)	(67,778)
Net (loss) for the period	-	-	-	(41,976)	(41,976)
Balance - December 31, 2009	100,000,000	10,000	110,281	(230,035)	(109,754)
Common stock cancelled	(4,000,000)	(400)	400	-	-
Common stock issued for cash	54,000,000	5,400	112,600	-	118,000
Net (loss) for the period	-	-	-	(674,019)	(674,019)
Balance - December 31, 2010	150,000,000	$15,000	$223,281	$(904,054)	$(665,773)

The accompanying notes to financial statements are an integral part of this statement.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2010
AUDITED

	Year Ended		Cumulative From Inception
	12/31/10	12/31/09

Operating Activities:
Net (loss)	$(674,019)	$(41,976)	$(904,054)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	6,295	-	6,295
Loss on derivative	170,066	-	170,066
Changes in net liabilities-
Accounts payable	(3,600)	3,600	-
Accrued liabilities	170,199	3,078	179,377
Net Cash (Used in) Operating Activities	(331,059)	(35,298)	(548,316)

Financing Activities:
Net proceeds from issuance of common stock	118,000	-	238,281
Net proceeds from promissory notes	189,340	-	189,340
Net proceeds from related party debt	23,000	33,495	120,695
Net Cash Provided by Financing Activities	330,340	33,495	548,316
Net Increase (Decrease) in Cash	(719)	(1,803)	-
Cash - Beginning of Period	719	2,522	-
Cash - End of Period	$-	$719	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash activities
Discount on notes payable from derivative liability	$120,695	$-	$120,695

 The accompanying notes to financial statements are an integral part of this statement.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

AUDITED

(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Majic Wheels Corp. (“Majic Wheels” or the “Company”) is a Delaware corporation in the development stage.  The Company was incorporated under the laws of the State of Delaware on March 15, 2007.  The business plan of the Company was to develop a radio-controlled toy vehicle utilizing a patent pertaining to unique adhesive wheels.  In July 2010, there was a change in control of the Company and its focus is now waste management.  The accompanying financial statements of Majic Wheels Corp. were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in 2007, Majic Wheels commenced a capital formation activity to affect a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”), and raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.

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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the years ended December 31, 2010 and 2009, $0 and $3,282 were recognized as impairment expense respectively. No events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2010 and 2009.

   Income Taxes

The Company accounts for income taxes pursuant to ASC No.740 “Accounting for Income Taxes” (“ASC No.740”).  Under ASC No.740, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

AUDITED

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

   Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

   Fair Value of Measurement

As defined in ASC 820 “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

AUDITED

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liabilities	$290,761			$290,761

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010 and 2009, and expenses for the years ended December 31, 2010 and 2009 and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage.

During the period from March 15, 2007, through December 31, 2010, the Company was incorporated, completed the Patent Licensing Agreement of a patent pertaining to a Climbing Device, completed a Marketing Rights Agreement for worldwide marketing rights pertaining to its product, issued common stock for stock subscription agreements, and commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets. The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 5.

On July 20, 2010, the Company sold an aggregate of 54,000,000 shares of Common Stock to Baja 4 X 4 Offroad & Fabrications, Inc. (“Baja”) for a total of $118,000 pursuant to an Agreement for the Purchase of Common Stock.  The shares represent approximately 36% of the total outstanding securities of the Company.   Two other shareholders sold 22,000,000 shares of our Common Stock to Baja.  As a result of the aforementioned stock purchases by Baja, control of the Company in the form of a total of 50.6% of the total issued and outstanding shares of common stock of the Company, which total 150,000,000 shares, was changed to Baja and the Company changed its business focus to waste management.  The Company intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or that its new business focus of waste management will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2010 and 2009, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

AUDITED

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

On July 9, 2010, Asher Zwebner the Company previous Chief Financial Officer cancelled 4 million shares of the Company outstanding common stock at a cost of $0.

On July 20, 2010, the Company sold an aggregate of 54,000,000 shares of Common Stock to Baja 4 X 4 Offroad & Fabrications, Inc. (“Baja”) for a total of $118,000 pursuant to an Agreement for the Purchase of Common Stock.  The shares represent approximately 36% of the total outstanding securities of the Company.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

AUDITED

(6)           Income Taxes

The Company had deferred income tax assets as of December 31, 2010 and 2009 as follows:

	2010	2009

Loss carryforwards	$254,693	$80,512
Less - Valuation allowance	(254,693)	(80,512)
Total net deferred tax assets	$-	$-

As of December 31, 2010, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $727,693 that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited given the change of control in July 2010.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7)           Related Party Transactions

As of December 31, 2009, the Company owed to a Director and stockholder of the Company $97,695 for various working capital loans received by the Company from September 28, 2007, through December 31, 2009.  The loan was unsecured, non-interest bearing, and had no terms for repayment.  In 2010, the net proceeds received for this related party debt was $23,000.  In July 2010, the related party assigned the remaining outstanding balance of $120,695 to another party and resigned from his positions as Interim Chief Executive Officer, Chief Financial Officer and as a director of the Company.

Between May and September 2010, the Company incurred rent expense of $19,506 for a house it used as an office for administrative functions.  Payments were made to a mortgage company, rather than the owner directly.  The house’s owner is the brother of the Company’s President.  Besides owning the house, he has no other dealings with the Company.

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

On March 3, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for transfer agent services.  Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $12,000 payable as follows:  $1,000 due at the time of execution of the Agreement; and, $11,000 within 60 days.  The Company is also responsible for a monthly maintenance fee of $100.  As of December 31, 2010, the Company had paid fees totaling $12,000 for transfer agent services.

On July 1, 2010, the Company entered into a consulting agreement for business development services.  Under the agreement, the Company will pay the consultant $125,000 per annum with an annual increase of 10%.  The term of the agreement is five years.

On July 23, 2010, the Company entered into employment agreements with its two employees, both of whom are also Officers and Directors of the Company.  Under the employment agreements, the Company agreed to pay one employee an annual salary of $150,000 and the other an annual salary of $125,000.  Both employees would receive an office expense allowance of $5,000 per annum and a health insurance allowance of $6,000 per annum.  Both employees would also be eligible for an annual bonus of up to 50% of the base salary.  Additionally, the Company will issue 500,000 shares of restricted stock to one employee and 250,000 shares of restricted stock to the other on the first anniversary and on each anniversary thereafter.  The term of both agreements is five years.

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

AUDITED

(9)           Promissory Notes

In 2010, the Company issued three promissory notes to a third party as payment for reimbursement of expenses incurred on behalf of the Company in 2010 and one promissory note to the same third party as payment for accrued consulting fees.  The total of these notes was $189,340, the notes accrue interest at 20%, and all are payable on demand.

(10)           Convertible Debt and Derivative liability

As described in note 7, in August 2010, the Company issued a $120,695 convertible debenture in settlement of a debt that was owed to a former related party that was assigned to a third party in July 2010.

The convertible debenture matures two years from the date of issuance and bears interest at a 20% rate per annum, is unsecured and is convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of 25% of the average of the five lowest trading days 30 days prior to notice of conversion.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible promissory note and to fair value the instrument as of each subsequent balance sheet date or termination of the instrument with the change in fair value recorded to earnings.  At inception of the convertible promissory note, the Company determined a fair value of $857,254 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	0%
Volatility	340.09%
Risk free rate	0.55%

The initial fair value of the embedded debt derivative of $857,254 was allocated as a debt discount up to the proceeds of the notes ($120,695) with the remainder ($736,559) charged to current period operations as a loss on derivative.

The Company revalued the embedded derivative as of December 31, 2010.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	0%
Volatility	409.53%
Risk free rate	0.45%

The Company determined the fair value of the embedded debt derivative as of December 31, 2010 to be $290,761.  The decrease of $566,493 was charged to current period operations as a gain on derivative.

During the year ended December 31, 2010, the Company amortized the debt discount of $6,295 to current period operations as interest expense.

Summary of the convertible debenture at December 31, 2010 is as follows:

Convertible debenture	$120,695
Less unamortized debt discount	(114,400)
Net	6,295

Current portion:	-
Long term portion:	$6,295

MAJIC WHEELS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

AUDITED

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2009	$-
ASC 815-15 additions (convertible debt)	857,254
Change in fair value	(566,493)
Balance as of December 31, 2010	290,761

The following table summarizes the derivative gain or (loss) recorded as a result of the derivative liabilities above:

Balance at December 31, 2009	$-
Excess of fair value of liabilities over note payable	736,559
Change in fair value	(566,493)
Balance as of December 31, 2010	170,066

(11)           Subsequent Events

In 2011, the Company issued two promissory notes to a third party as payment for reimbursement of expenses incurred on behalf of the Company.  The total of these notes was $53,597, the notes accrue interest at 20%, and all are payable on demand.

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

Based upon the required evaluation and in consideration of the Restatement described herein, our Chief Executive Officer and Principal Financial Officer concluded as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission ("SEC") and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2010 was effective.

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

Item 9B.

Other Information.

None.

Part III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held

Denise Houghtaling (1)	41	President and Director

Mark Houghtaling (2)	33	Vice-President, Secretary and Director

———————

(1)

On July 23, 2010, Asher Zwebner resigned from his positions as Interim Chief Executive Officer, Chief Financial Officer and as a director of the Company, effective as of such date.

(2)

On July 23, 2010, Judah Steinberger resigned from his position as Secretary and as a director of the Company, effective as of such date.

Our Directors hold office until the next annual meeting of our shareholders, or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Denise Houghtaling has served as our President and Director since July 23, 2010.  Since 2005, she has served as President of Mark’s Dumpster Services, Inc.  Ms. Houghtaling and her family have been in the construction, development and waste management business for over forty years.  Ms. Houghtaling is responsible for all general operations and is responsible for identifying potential acquisitions that can roll up in the existing operating company.  She is responsible for all day-to-day operations, market research, internet marketing, business plan developments including the changes that is occurring in the waste industry, both locally and nationally.  Ms. Houghtaling has been involved throughout the local and regional community donating time and service to charitable organizations and government assistance programs.  Previously Ms. Houghtaling was Vice President to a regional trucking and site work business along with being a Vice President to a major local residential builder.  She holds a State of Florida Real Estate Broker's license.  Ms. Houghtaling is married to Mark Houghtaling, our Vice-President, Secretary, and Director.

Mark Houghtaling has served as our Vice-President, Secretary, and Director since July 23, 2010.  Since 2005, he has served as Vice President of Mark’s Dumpster Services, Inc.  Mr. Houghtaling has over twenty years experience in the construction and manufacturing business.  He is responsible for product development, vehicle maintenance and repairs, future expansion of fuel efficient vehicles and GPS logistics of inventory.  Mr. Houghtaling brings his manufacturing and fabrication background and intertwines it with real life workings of a waste company to ensure that vehicles are working at their highest potential and that preventative maintenance is performed for limited vehicle repair surprises.  Previously he was President of a regional Excavation company.  Mr. Houghtaling also was the President of a Heavy Truck and Tractor Repair Facility.  Mr. Houghtaling is married to Denise Houghtaling, our President and Director.

Judah Steinberger served as Secretary and Director from May 26, 2010 to July 23, 2010.  Mr. Steinberger was a director of Global Advance Corp from October 2006 through 2008. From 2002 to the present time, Mr. Steinberger has also served as Managing Director and Vice President of Finance at Yefe Nof in Jerusalem, an Israeli Company engaged in publishing marketing and selling of educational books and literature. During that time, he received a BA in Business Management and Economics at the Kiryat Ono School Academy in Kiryat Ono, Israel. He studied Business Management at the Teknion in Haifa from 1999 to 2000.

Asher Zwebner served as our Interim Chief Executive Officer from January 2009 to July 2010, and our Chief Financial Officer from the Company’s inception in March 15, 2007 to July 2010. As of January 1, 2007, Mr. Zwebner has served as the Chief Financial Officer of SinoBiomed Inc., and since October 18, 2007, as the Chief Financial Officer of PCMT Corporation, each a publicly traded company. From November 2004 until October 2006, Mr. Zwebner was also a Director of SinoBiomed Inc. Since May 2002, he has also served as the Chief Financial Officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. From May 2001 until May 2002, Mr. Zwebner served as the Chief Financial Officer of SMC Ventures.com, a strategic consulting firm specializing in mergers and acquisitions and in corporate debt and equity financing activities. From January 2000 until May 2001, Mr. Zwebner acted as CFO for Britanica.com, an educational software company that developed a proprietary e-learning platform technology. . From March 1995 through December 1999, Mr. Zwebner was a senior manager at the Israeli accounting office of Kost Forer and Gabbay, a member of Ernst & Young International. Mr. Zwebner is a CPA in Israel and the United States, and received a BS Degree in Accounting and Finance from Touro College in 1988.

Benjamin Resheff served as our Secretary and Director from June 15, 2007 to May 26, 2010. Since 2001, Mr. Resheff has been the President of Idea Plus Ltd., a company based in Ramat Gan, Israel. Idea Plus Ltd. markets new products and patents, including those of ThermoSiv Ltd., a thermal fabric manufacturer controlled by Idea Plus Ltd. From August 2000 to August 2001, he was a Vice President of sales and marketing at Optimet Ltd. a company based in Jerusalem, Israel. From 1996 until 2001, Mr. Resheff was the Director of business development for Cognitens Ltd., an optical quality control equipment manufacturer in Israel. Mr. Resheff graduated with a BSc. In Electronics and Computer Science from the Technion, Israel Institute of Technology in 1978 and completed his MBA at Manchester University in 2001.

With the exception of Ms. and Mr. Houghtaling, there are no other familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Item 11.

Executive Compensation.

Summary Compensation

From our incorporation on March 15, 2007 through July 22, 2010, we had not paid any compensation to our Directors or officers in consideration for their services rendered to our Company in their capacity as such, had no employment agreements with any of our Directors or executive officers, and had no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

On July 23, 2010, we entered into employment agreements with our two employees, both of whom are also Officers and Directors of the Company.  Under the employment agreements, we agreed to pay one employee an annual salary of $150,000 and the other an annual salary of $125,000.  Both employees receive an office expense allowance of $5,000 per annum and a health insurance allowance of $6,000 per annum.  Both employees are also eligible for an annual bonus of up to 50% of the base salary.  Additionally, we will issue 500,000 shares of restricted stock to one employee and 250,000 shares of restricted stock to the other on their first anniversary and on each anniversary thereafter.  The term of both agreements is five years.

Since our incorporation on March 15, 2007, no stock options or stock appreciation rights were granted to any of our Directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.  As discussed above, our two employees, both of whom are also Officers and Directors of the Company, will be eligible to receive restricted stock on their first anniversary with the Company and on each anniversary thereafter.

Compensation of Directors

Since our incorporation on March 15, 2007, no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of September 21, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 150,000,000 shares of our common stock issued and outstanding as of September 21, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o 7908 Interstate Court, North Ft Myers, FL  33917.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Baja 4 X 4 Offroad & Fabrications, Inc. (2)	76,000,000	50.6%
Denise Houghtaling	0	0%
Mark Houghtaling	0	0%
Asher Zwebner	10,000,000	6.7%
Benjamin Resheff	18,000,000	12.0%
Danny Elbaz	18,000,000	12.0%

All officers and Directors as a Group	122,000,000	81.3%

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

(2)

Denise Houghtaling and Mark Houghtaling are the control person, of Baja 4 X 4 Offroad & Fabrications, Inc (“Baja”). The shares owned by Baja total 76,000,000 and the control percentage is 50.6%, if voted as a block.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

Benjamin Resheff, our former Secretary and Director, is the President of Idea Plus Ltd. On June 20, 2007, the Company entered into a Marketing Rights Agreement with Idea Plus Ltd. and Global Sourcing and Marketing, LLC, pursuant to which we acquired the worldwide marketing rights to the Product in consideration of $60,000 to be paid to Global Sourcing and Marketing, LLC. According to the terms of the agreement, Global Sourcing and Marketing, LLC also has the right to purchase from Majic Wheels, for a period of five years, 100,000 units of produced radio-controlled toy vehicles per year at cost plus fifteen percent (excluding any value added taxes). Idea Plus Ltd. did not receive any payment from Majic Wheels, and does not have any right to purchase units of the Product from Majic Wheels. The Marketing Rights Agreement specifies that should we fail to pay Global Sourcing and Marketing, LLC any payment required under the agreement, Global Sourcing and Marketing, LLC may terminate the Marketing Rights Agreement and re-activate the Distributor Agreement signed between Michael Taft and Idea Plus Ltd. and Global Sourcing and Marketing, LLC on November 21, 2005.

As of December 31, 2009, the Company owed to the former CEO, and Director and stockholder of the Company $97,695 for various working capital loans received by the Company from September 28, 2007 through December 31, 2009.  The loans were unsecured, non-interest bearing, and had no terms for repayment. In 2010, the net proceeds received for this related party debt was $23,000. In July 2010, the related party assigned this debt to another party.

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

Item 14.

Principal Accounting Fees and Services.

Our principal independent accountant is Malone Bailey.  Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2010	For Fiscal Year Ended December 31, 2009

Audit Fees	$10,000	$ 7,000

Our prior principal independent accountant was Davis Accounting Group, P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2010	For Fiscal Year Ended December 31, 2009

Audit	$ -	$14,000
Tax Fees (Paid to Alan Weinberg CPA)	$ -	$ 1,000

As of December 31, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Part IV

Item 15.

Exhibits and Financial Statement Schedules.

Exhibit

Description

3.1

Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)

3.2

Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)

3.3

Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)

10.1

Licensing Agreement dated June 21, 2007, between the Company and the Licensor (filed as Exhibit 10.1 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)

10.2

Marketing Rights Agreement dated June 20, 2007 (filed as Exhibit 10.2 to Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 27, 2007)

10.3

Amendment to Marketing Rights Agreement dated December 26, 2007 (filed as Exhibit 10.3 to Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on January 2, 2008)

10.4

Stock Purchase Agreement (filed as Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010)

31.1

Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Principal Executive and Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJIC WHEELS CORP.

Date: September 21, 2011	By:	/ s/ Denise Houghtaling
	Name:	Denise Houghtaling
	Title:	Chief Executive Officer, Chief
Financial Officer and Director (Principal
Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 21, 2011	By:	/ s/ Denise Houghtaling
	Name:	Denise Houghtaling
	Title:	Chief Executive Officer, Chief
Financial Officer and Director (Principal
Executive, Financial and Accounting Officer)

Date: September 21, 2011	By:	/ s/ Mark Houghtaling
	Name:	Mark Houghtaling
	Title:	Vice-President, Secretary and Director