Form 10-Q
period 2011-03-31
MAJIC WHEELS CORP
filed 2012-01-25
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

Or

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405  of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☑

As of January 25, 2012, 150,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	Unaudited
	3/31/11	12/31/10
ASSETS

Current Assets:
Cash in bank	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$333,054	$179,377
Promissory notes	212,087	189,340
Derivative liability	479,737	290,761
Total current liabilities	1,024,878	659,478

Convertible debt, net of unamortized discount of 113,795 and 114,400, respectively	6,900	6,295
Total liabilities	1,031,778	665,773
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized, issued and outstanding as of March 31, 2011 and December 31, 2010	15,000	15,000
Additional paid-in capital	223,281	223,281
(Deficit) accumulated during the development stage	(1,270,059)	(904,054)
Total stockholders' (deficit)	(1,031,778)	(665,773)
Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited),
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH MARCH 31, 2011

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception

Expenses:
General and administrative-
Salaries & Benefits	$104,671	$-	$380,382
Professional fees	46,721	8,228	286,383
Impairment expense	-	-	67,048
Selling, general and administrative expenses	9,743	3,019	137,969
Total operating expenses	161,135	11,247	871,782
Loss from Operations	(161,135)	(11,247)	(871,782)

Other income (expense)
Interest expense	(15,894)	-	(39,235)
Loss on derivative liability	(188,976)	-	(359,042)
Net Loss	(366,005)	(11,247)	(1,270,059)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	150,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH MARCH 31, 2011

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(366,005)	$(11,247)	$(1,270,059)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	605		6,900
Loss on derivative	188,976		359,042
Changes in net liabilities-
Accounts payable	-	(3,600)	-
Accrued liabilities	153,677	(5,177)	333,054
Net Cash (Used in) Operating Activities	(22,747)	(20,024)	(571,063)

Financing Activities:
Net proceeds from issuance of common stock	-	-	238,281
Net proceeds from promissory notes	22,747	-	212,087
Net proceeds from related party debt	-	19,500	120,695
Net Cash Provided by Financing Activities	22,747	19,500	571,063
Net Increase (Decrease) in Cash	-	(524)	-
Cash - Beginning of Period	-	719	-
Cash - End of Period	$-	$195	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash activities
Discount on notes payable from derivative liability	$-	$-	$120,695

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
UNAUDITED

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

Unaudited Interim Financial Statements

The interim financial statements of Majic Wheels as of March 31, 2011, and December 31, 2010, and for the three months ended March 31, 2011, and 2010, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and December 31, 2010, and the results of its operations and its cash flows for the three months ended March 31, 2011, and 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC for additional information, including significant accounting policies.

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
MARCH 31, 2011 AND 2010
UNAUDITED

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liabilities	$479,737			$479,737

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011 and December 31, 2010, and expenses for the three months ended March 31, 2011 and 2010 and cumulative from inception.  Actual results could differ from those estimates made by management.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
UNAUDITED

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2011 and December 31, 2010, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
UNAUDITED

(3)       Promissory Notes

In 2010, the Company issued three promissory notes to a third party as payment for reimbursement of expenses incurred on behalf of the Company in 2010 and one promissory note to the same third party as payment for accrued consulting fees.  The total of these notes was $189,340, the notes accrue interest at 20%, and all are payable on demand.

For the three months ended March 31, 2011, the Company issued one promissory note for $22,747 to a third party as payment for reimbursement of expenses incurred on behalf of the Company.  The note accrues interest at 20% and is payable on demand.

 (4)      Convertible Debt and Derivative liability

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

The Company revalued the embedded derivative as of March 31, 2011.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	0%
Volatility	428.89%
Risk free rate	0.55%

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
UNAUDITED

The Company determined the fair value of the embedded debt derivative as of March 31, 2011 to be $479,737.  The increase of $188,976 was charged to current period operations as a loss on derivative.

During the three months ended March 31, 2011, the Company amortized the debt discount of $605 to current period operations as interest expense.

Summary of the convertible debenture at March 31, 2011 is as follows:

Convertible debenture	$120,695
Less unamortized debt discount	(113,795)
Net	6,900

Current portion:	-
Long term portion:	$6,900

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2010	$290,761
ASC 815-15 additions (convertible debt)	-
Change in fair value	188,976
Balance as of March 31, 2011	479,737

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
UNAUDITED

(5)       Restatements

The Company filed an Amended Form 10-K/A for the year ended December 31, 2009, which restated the financial statements for the years ended December 31, 2009 and December 31, 2008.  The Company’s management decided to write off the intangible assets related to patent rights and marketing rights.

As a result of these adjustments, the Company’s loss from operations and net loss for the three months ended March 31, 2010 were overstated by $3,288. In addition, the Company’s accumulated deficit was understated by $30,766 and other assets were overstated by $30,866, as of March 31, 2010.  There was no impact on the net decrease in cash for the three months ended March 31, 2010 or the balance of cash as of March 31, 2010.

The following table reconciles the Company’s March 31, 2010 balance sheet as previously reported to the restated amounts.

BALANCE SHEET

	March 31, 2010
	As Originally		As
	Reported	Adjustments	Restated
ASSETS

Current Assets:
Cash in bank	$195	$-	$195
Other Assets	30,866	(30,866)	-
Total Assets	$31,061	$(30,866)	$195

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - trade	$100	$(100)	$-
Accrued liabilities	4,000	-	4,000
Related party debt	117,195	-	117,195
Total current liabilities	121,295	(100)	121,195

Total liabilities	121,295	(100)	121,195
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 issued and outstanding as of March 31, 2010	10,000	-	10,000
Additional paid-in capital	110,281	-	110,281
(Deficit) accumulated during the development stage	(210,515)	(30,766)	(241,281)
Total stockholders' (deficit)	(90,234)	(30,766)	(121,000)
Total Liabilities and Stockholders' (Deficit)	$31,061	$(30,866)	$195

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
UNAUDITED

The following table reconciles the Company’s statement of operations for the three months ended March 31, 2010 as previously reported to the restated amounts:

STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2010
	As Originally		As
	Reported	Adjustments	Restated

Expenses:
General and administrative-
Salaries & Benefits	$-	$-	$-
Professional fees	8,228	-	8,228
Amortization expense	3,188	(3,188)	-
Selling, general and administrative expenses	3,119	(100)	3,019
Total operating expenses	14,535	(3,288)	11,247
Loss from Operations	(14,535)	3,288	(11,247)

Net Loss	(14,535)	3,288	(11,247)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$-	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	100,000,000	-	100,000,000

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
UNAUDITED

The following table reconciles the Company’s statement of cash flows for the three months ended March 31, 2010 as previously reported to the restated amounts:

STATEMENT OF CASH FLOWS

	March 31, 2010
	As Originally		As
	Reported	Adjustments	Restated
Operating Activities:
Net (loss)	$(14,535)	$3,288	$(11,247)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	3,188	(3,188)
Changes in net liabilities-		-	0
Accounts payable	(3,500)	(100)	(3,600)
Accrued liabilities	(5,178)	-	(5,177)
Net Cash (Used in) Operating Activities	(20,025)	-	(20,024)

Financing Activities:
Net proceeds from related party debt	19,500	-	19,500
Net Cash Provided by Financing Activities	19,500	-	19,500
Net Increase (Decrease) in Cash	(525)	-	(524)

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
UNAUDITED

Cash - Beginning of Period	719		719
Cash - End of Period	$195	$-	$195

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

(6)       Subsequent Events

In the second quarter of 2011, the Company issued a promissory note for $30,850 to a third party as payment for reimbursement of expenses incurred on behalf of the Company. The note accrues interest at 20% and is payable on demand.

In the third quarter of 2011, the Company issued a promissory note for $26,697 to a third party as payment for reimbursement of expenses incurred on behalf of the Company. The note accrues interest at 20% and is payable on demand.

On November 16, 2011, the Company was approved the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company increase the authorized capital of the Company to a total of 5,010,000,000 consisting of 5,000,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The stockholders actions are anticipated to be effective on or about December 14, 2011.

PART I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

As used in this quarterly report on Form 10-Q (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Majic Wheels” refer to Majic Wheels Corp., unless the context otherwise indicates.

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

For a description of such risks and uncertainties, refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 22, 2011. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On June 20, 2007, we issued 80,000,000 (post forward stock split) shares of common stock valued at a price of $0.0001 per share for common stock subscriptions receivable of $800.  On September 28, 2007, we received $800 as full payment for the stock subscriptions receivable.

In addition, in 2007, we commenced a capital formation activity to effect a Registration Statement on Form S-1 with the SEC to raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  In March 2008, we commenced the offering of its registered securities.  In April 2008, we completed and closed the offering by selling a total of 20,000,000 (post forward stock split) registered shares of its common stock, par value of $0.0001 per share, at an offering price of $0.00825 per share, for total proceeds of $144,481, net of deferred offering costs of $20,000.

On July 14, 2008, we declared a 5-for-1 forward stock split of our issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of July 15, 2008.  On March 2, 2009, we declared a 2-for-1 forward stock split of our issued and outstanding common stock to the holders of record on that date.  The accompanying audited financial statements and related notes thereto included in this Annual Report have been adjusted accordingly to reflect this forward stock split.

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

Results of Operations

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K for the year ending December 31, 2010. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three months ended March 31, 2011.

Total operating expenses

During the three months ended March 31, 2011 and 2010, total operating expenses were $161,135 and $11,247, respectively. The increase in the general and administrative expenses was primarily the result of officers’ compensation expense.

Other expense

During the three months ended March 31, 2011 and 2010, total other expenses were $204,870 and $0, respectively.  The other expenses in 2011 were primarily related to the loss on derivative liability, which was not issued until the third quarter of 2010.

Net loss

During the three months ended March 31, 2011 and 2010, the net loss was $366,005 and $11,247 respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $366,005 for the three months ended March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development of a waste management business that will generate sufficient revenues to sustain the operations of the Company.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, we had $0 in cash.  Our cumulative net loss since inception is $1,270,059, which is comprised entirely of general and administrative, research and development, and debt-related expenses.

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

MAJIC WHEELS CORP.

Dated: January 25, 2012	By:	/s/ Denise S. Houghtaling
Name: Denise S. Houghtaling
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)