Form 10-Q/A
period 2011-03-31
MAJIC WHEELS CORP
filed 2012-01-26
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

As of January 2 6 , 2012, 150,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY STATEMENT

This Amendment on Form 10-Q/A is being filed for the purpose of amending Part II, Item 6 of Majic Wheels Corp. Form 10-Q Quarterly Report for the quarterly period ended March 31, 2011 originally filed with the Securities and Exchange Commission on January 25, 2012 for the sole purpose of attaching Exhibits 31.1 and 32.1 which were inadvertently omitted from the Quarterly Report.

Except as described above, no other changes have been made in this Form 10-Q that modify or update other disclosures as presented in the Quarterly Report filed on January 25, 2012.

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

MAJIC WHEELS CORP.

Dated: January 2 6 , 2012	By:	/s/ Denise S. Houghtaling
Name: Denise S. Houghtaling
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)