Form 10-Q
period 2011-06-30
MAJIC WHEELS CORP
filed 2012-01-26
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405  of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes   ☑ No

As of January 26, 2012, 150,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Unaudited
	6/30/11	12/31/10
ASSETS

Current Assets:
Cash in bank	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$489,224	$179,377
Promissory notes	242,937	189,340
Derivative liability	684,731	290,761
Total current liabilities	1,416,892	659,478

Convertible debt, net of unamortized discount of 112,331 and 114,400, respectively	8,364	6,295
Total liabilities	1,425,256	665,773
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized, issued and outstanding as of June 30, 2011 and December 31, 2010	15,000	15,000
Additional paid-in capital	223,281	223,281
(Deficit) accumulated during the development stage	(1,663,537)	(904,054)
Total stockholders' (deficit)	(1,425,256)	(665,773)
Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited),
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2011

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2011	2010	2011	2010	Inception

Expenses:
General and administrative-
Salaries & Benefits	$105,834	$7,264	$210,505	$7,264	$486,216
Professional fees	48,626	24,375	95,348	32,603	335,010
Impairment expense	-	-	-	-	67,048
Selling, general and administrative expenses	15,966	24,097	25,708	27,116	153,935
Total operating expenses	170,426	55,736	331,561	66,983	1,042,209
Loss from Operations	(170,426)	(55,736)	(331,561)	(66,983)	(1,042,209)

Other income (expense)
Interest expense	(18,058)	-	(33,952)	-	(57,292)
Loss on derivative liability	(204,994)	-	(393,970)	-	(564,036)
Net Loss	(393,478)	(55,736)	(759,483)	(66,983)	(1,663,537)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	150,000,000	100,000,000	150,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2011

	Six Months Ended		Cumulative
	June 30,		From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(759,483)	$(66,983)	$(1,663,537)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	2,069		8,364
Loss on derivative	393,970		564,036
Changes in net liabilities-
Accounts payable	-	(3,600)	-
Accrued liabilities	309,847	47,059	489,224
Net Cash (Used in) Operating Activities	(53,597)	(23,524)	(601,913)

Financing Activities:
Net proceeds from issuance of common stock	-	-	238,281
Net proceeds from promissory notes	53,597	-	242,937
Net proceeds from related party debt	-	23,000	120,695
Net Cash Provided by Financing Activities	53,597	23,000	601,913
Net Increase (Decrease) in Cash	-	(524)	-
Cash - Beginning of Period	-	719	-
Cash - End of Period	$-	$195	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash activities
Discount on notes payable from derivative liability	$-	$-	$120,695

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
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

Unaudited Interim Financial Statements

The interim financial statements of Majic Wheels as of June 30, 2011, and December 31, 2010, and for the three months and six months ended June 30, 2011, and 2010, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, and December 31, 2010, and the results of its operations and its cash flows for the three months and six months ended June 30, 2011, and 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC for additional information, including significant accounting policies.

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
JUNE 30, 2011 AND 2010
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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liabilities	$684,731			$684,731

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2011 and December 31, 2010, and expenses for the three months and six months ended June 30, 2011 and 2010 and cumulative from inception.  Actual results could differ from those estimates made by management.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2011 and December 31, 2010, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
UNAUDITED

(3)       Promissory Notes

In 2010, the Company issued three promissory notes to a third party as payment for reimbursement of expenses incurred on behalf of the Company in 2010 and one promissory note to the same third party as payment for accrued consulting fees.  The total of these notes was $189,340, the notes accrue interest at 20%, and all are payable on demand.

For the six months ended June 30, 2011, the Company issued two promissory notes for $53,597 to a third party as payment for reimbursement of expenses incurred on behalf of the Company.  The notes accrue interest at 20% and are payable on demand.

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

The Company revalued the embedded derivative as of June 30, 2011.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	0%
Volatility	371.93%
Risk free rate	0.19%

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
UNAUDITED

The Company determined the fair value of the embedded debt derivative as of June 30, 2011 to be $684,731.  The increase was charged to current period operations as a loss on derivative.

During the six months ended June 30, 2011, the Company amortized debt discount of $2,069 to current period operations as interest expense.

Summary of the convertible debenture at June 30, 2011 is as follows:

Convertible debenture	$120,695
Less unamortized debt discount	(112,331)
Net	8,364

Current portion:	-
Long term portion:	$8,364

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2010	$290,761
ASC 815-15 additions (convertible debt)	-
Change in fair value	393,970
Balance as of June 30, 2011	684,731

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
UNAUDITED

(5)       Restatements

The Company filed an Amended Form 10-K/A for the year ended December 31, 2009, which restated the financial statements for the years ended December 31, 2009 and December 31, 2008.  The Company’s management decided to write off the intangible assets related to patent rights and marketing rights.

In addition, the Company has included an addition to accrued liabilities as of June 30, 2010.  As a result of these adjustments, the Company’s loss from operations and net loss for the six months ended June 30, 2010 were understated by $44,260. In addition, the Company’s accumulated deficit was understated by $76,126, other assets were overstated by $27,678, and current liabilities were understated by 48,448, as of June 30, 2010.  There was no impact on the net decrease in cash for the six months ended June 30, 2010 or the balance of cash as of June 30, 2010.

The following table reconciles the Company’s June 30, 2010 balance sheet as previously reported to the restated amounts.

BALANCE SHEET

	June 30, 2010
	As Originally		As
	Reported	Adjustments	Restated
ASSETS

Current Assets:
Cash in bank	$195	$-	$195
Other Assets	27,678	(27,678)	-
Total Assets	$27,872	$(27,678)	$195

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - trade	$100	$(100)	$-
Accrued liabilities	7,688	48,548	56,236
Related party debt	120,695	-	120,695
Total current liabilities	128,483	48,448	176,931

Total liabilities	128,483	48,448	176,931
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 100,000,000 issued and outstanding as of June 30, 2010	10,000	-	10,000
Additional paid-in capital	110,281	-	110,281
(Deficit) accumulated during the development stage	(220,892)	(76,126)	(297,018)
Total stockholders' (deficit)	(100,611)	(76,126)	(176,737)
Total Liabilities and Stockholders' (Deficit)	$27,872	$(27,677)	$195

The following table reconciles the Company’s statement of operations for the six months ended June 30, 2010 as previously reported to the restated amounts:

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
UNAUDITED

STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2010
	As Originally			As
	Reported	Adjustments		Restated

Expenses:
General and administrative-
Salaries & Benefits	$-		$7,264	$7,264
Professional fees	13,228		19,375	32,603
Amortization expense	6,376		(6,376)	-
Selling, general and administrative expenses	5,307		21,819	27,116
Total operating expenses	24,911		42,072	66,983
Loss from Operations	(24,911)		(42,072)	(66,983)

Net Loss	(24,911)		(42,072)	(66,983)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$		$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	100,000,000		-	100,000,000

The following table reconciles the Company’s statement of cash flows for the six months ended June 30, 2010 as previously reported to the restated amounts:

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
UNAUDITED

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2010
	As Originally		As
	Reported	Adjustments	Restated
Operating Activities:
Net (loss)	$(24,911)	$(42,072)	$(66,983)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	6,376	(6,376)
Changes in net liabilities-
Accounts payable	(3,500)	(100)	(3,600)
Accrued liabilities	(1,490)	48,548	47,058
Net Cash (Used in) Operating Activities	(23,525)	1	(23,524)

Financing Activities:
Net proceeds from related party debt	23,000	-	23,000
Net Cash Provided by Financing Activities	23,000	-	23,000
Net Increase (Decrease) in Cash	(525)	1	(524)

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
UNAUDITED

Cash - Beginning of Period	719		719
Cash - End of Period	$194	$1	$195

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Results of Operations

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K for the year ending December 31, 2010. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three months ended June 30, 2011.

Total operating expenses

During the three months ended June 30, 2011 and 2010, total operating expenses were $170,426 and $55,736, respectively. The increase in the general and administrative expenses was primarily the result of officers’ compensation expense.

Other expense

During the three months ended June 30, 2011 and 2010, total other expenses were $223,052 and $0, respectively.  The other expenses in 2011 were primarily related to the loss on derivative liability, which was not issued until the third quarter of 2010.

Net loss

During the three months ended June 30, 2011 and 2010, the net loss was $393,478 and $55,736 respectively.

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Revenues

The Company is in its development stage and did not generate any revenues for the six months ended June 30, 2011.

Total operating expenses

During the six months ended June 30, 2011 and 2010, total operating expenses were $331,561 and $66,983, respectively. The increase in the general and administrative expenses was primarily the result of officers’ compensation expense.

Other expense

During the six months ended June 30, 2011 and 2010, total other expenses were $427,922 and $0, respectively.  The other expenses in 2011 were primarily related to the loss on derivative liability, which was not issued until the third quarter of 2010.

Net loss

During the six months ended June 30, 2011 and 2010, the net loss was $759,483 and $66,983 respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $759,483 for the six months ended June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development of a waste management business that will generate sufficient revenues to sustain the operations of the Company.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, we had $0 in cash.  Our cumulative net loss since inception is $1,663,537, which is comprised entirely of general and administrative, research and development, and debt-related expenses.

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

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Denise S. Houghtaling, Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

32.1	Section 1350 Certifications of Denise S. Houghtaling, Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJIC WHEELS CORP.

Dated: January 26, 2012	By:	/s/ Denise S. Houghtaling
Name: Denise S. Houghtaling
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)