Form 10-Q
period 2011-09-30
MAJIC WHEELS CORP
filed 2012-01-26
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405  of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No

As of January 26, 2012, 150,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	Unaudited
	9/30/11	12/31/10
ASSETS

Current Assets:
Cash in bank	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$660,116	$179,377
Promissory notes	269,634	189,340
Derivative liability	539,235	290,761
Convertible debt, net of unamortized discount of 108,787 and 114,400, respectively	11,908	-
Total current liabilities	1,480,893	659,478

Convertible debt, net of unamortized discount of 108,787 and 114,400, respectively	-	6,295
Total liabilities	1,480,893	665,773
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized, issued and outstanding as of September 30, 2011 and December 31, 2010	15,000	15,000
Additional paid-in capital	223,281	223,281
(Deficit) accumulated during the development stage	(1,719,174)	(904,054)
Total stockholders' (deficit)	(1,480,893)	(665,773)
Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited),
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2011

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2011	2010	2011	2010	Inception

Expenses:
General and administrative-
Salaries & Benefits	$123,151	$169,968	$333,656	$177,232	$609,367
Professional fees	35,875	59,750	131,223	92,353	370,885
Impairment expense	-	-	-	-	67,048
Selling, general and administrative expenses	20,232	24,293	45,940	51,409	174,167
Total operating expenses	179,258	254,011	510,819	320,994	1,221,467
Loss from Operations	(179,258)	(254,011)	(510,819)	(320,994)	(1,221,467)

Other income (expense)
Interest expense	(21,875)	(12,459)	(55,827)	(12,458)	(79,167)
Gain (Loss) on derivative liability	145,496	(497,574)	(248,474)	(497,574)	(418,540)
Net Loss	(55,637)	(764,044)	(815,120)	(831,026)	(1,719,174)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	150,000,000	138,652,174	150,000,000	113,025,641

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2011

	Nine Months Ended		Cumulative
	September 30,		From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(815,120)	$(831,026)	$(1,719,174)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	5,613	6,045	11,908
Loss on derivative	248,474	497,574	418,540
Changes in net liabilities-
Accounts payable	-	(3,600)	-
Accrued liabilities	480,739	140,240	660,116
Net Cash (Used in) Operating Activities	(80,294)	(190,767)	(628,610)

Financing Activities:
Net proceeds from issuance of common stock	-	118,000	238,281
Net proceeds from promissory notes	80,294	49,048	269,634
Net proceeds from related party debt	-	23,000	120,695
Net Cash Provided by Financing Activities	80,294	190,048	628,610
Net Increase (Decrease) in Cash	-	(719)	-
Cash - Beginning of Period	-	719	-
Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash activities
Discount on notes payable from derivative liability	$-	$120,695	$120,695

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

Unaudited Interim Financial Statements

The interim financial statements of Majic Wheels as of September 30, 2011, and December 31, 2010, and for the three months and nine months ended September 30, 2011, and 2010, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and December 31, 2010, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2011, and 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC for additional information, including significant accounting policies.

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

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
UNAUDITED

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liabilities	$539,235			$539,235

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011 and December 31, 2010, and expenses for the three months and nine months ended September 30, 2011 and 2010 and cumulative from inception.  Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2011 and December 31, 2010, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
UNAUDITED
(3)           Restatements

The Company filed an Amended Form 10-K/A for the year ended December 31, 2009, which restated the financial statements for the years ended December 31, 2009 and December 31, 2008.  The Company’s management decided to write off the intangible assets related to patent rights and marketing rights.

In addition, the Company has included additions to accrued liabilities and recognized a derivative liability on its convertible debt as of September 30, 2010.  As a result of these adjustments, the Company’s loss from operations and net loss for the nine months ended September 30, 2010 were understated by $663,438. In addition, the Company’s accumulated deficit was understated by $697,492, cash was overstated by $207, and liabilities were understated by $697,285, as of September 30, 2010.

The following table reconciles the Company’s September 30, 2010 balance sheet as previously reported to the restated amounts.

BALANCE SHEET
	September 30, 2010
	As Originally		As
	Reported	Adjustments	Restated
ASSETS

Current Assets:
Cash in bank	$207	$(207)	$-
Total Assets	$207	$(207)	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - trade	$100	$(100)	$-
Accrued liabilities	4,500	144,918	149,418
Promissory notes	-	49,048	49,048
Related party debt	120,895	(120,895)	-
Derivative liability	-	618,269	618,269
Total current liabilities	125,495	691,240	816,735

Convertible debt, net of unamortized discount of 114,650	-	6,045	6,045
Total liabilities	125,495	697,285	822,780
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized, issued and outstanding as of September 30, 2010	15,000	-	15,000
Additional paid-in capital	223,281	-	223,281
(Deficit) accumulated during the development stage	(363,569)	(697,492)	(1,061,061)
Total stockholders' (deficit)	(125,288)	(697,492)	(822,780)
Total Liabilities and Stockholders' (Deficit)	$207	$(207)	$-

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
UNAUDITED

The following table reconciles the Company’s statement of operations for the nine months ended September 30, 2010 as previously reported to the restated amounts:

STATEMENT OF OPERATIONS
	Nine Months Ended September 30, 2010
	As Originally			As
	Reported	Adjustments		Restated

Expenses:
General and administrative-
Salaries & Benefits	$91,000		86,232	$177,232
Professional fees	37,227		55,126	92,353
Amortization expense	7,089		(7,089)	-
Selling, general and administrative expenses	5,307		46,102	51,409
Total operating expenses	140,623		180,371	320,994
Loss from Operations	(140,623)		(180,371)	(320,994)

Other income (expense)
Loss on disposal of intangible assets	(26,965)		26,965	-
Interest expense	-		(12,458)	(12,458)
Loss on derivative liability	-		(497,574)	(497,574)
Net Loss	(167,588)		(663,438)	(831,026)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$		$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	113,369,963			113,025,641

The following table reconciles the Company’s statement of cash flows for the nine months ended September 30, 2010 as previously reported to the restated amounts:

STATEMENT OF CASH FLOWS
	Nine Months Ended September 30, 2010
	As Originally		As
	Reported	Adjustments	Restated
Operating Activities:
Net (loss)	$(167,588)	$(663,438)	$(831,026)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount		6,045	6,045
Amortization	7,089	(7,089)	-
Loss on disposal of intangible assets	26,965	(26,965)	-
Loss on derivative		497,574	497,574

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
UNAUDITED

Changes in net liabilities-
Accounts payable	(3,500)	(100)	(3,600)
Accrued liabilities	(4,678)	144,918	140,240
Net Cash (Used in) Operating Activities	(141,712)	(49,055)	(190,767)

Financing Activities:
Net proceeds from issuance of common stock	118,000	-	118,000
Net proceeds from promissory notes	-	49,048	49,048
Net proceeds from related party debt	23,200	(200)	23,000
Net Cash Provided by Financing Activities	141,200	48,848	190,048
Net Increase (Decrease) in Cash	(512)	(207)	(719)
Cash - Beginning of Period	719	-	719
Cash - End of Period	$207	$(207)	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash activities
Discount on notes payable from derivative liability	$-	$-	$120,695

(4)           Promissory Notes

In 2010, the Company issued three promissory notes to a third party as payment for reimbursement of expenses incurred on behalf of the Company in 2010 and one promissory note to the same third party as payment for accrued consulting fees.  The total of these notes was $189,340, the notes accrue interest at 20%, and all are payable on demand.

For the nine months ended September 30, 2011, the Company issued three promissory notes totaling $80,294 to a third party as payment for reimbursement of expenses incurred on behalf of the Company.  The notes accrue interest at 20% and are payable on demand.

(5)           Convertible Debt and Derivative liability

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
SEPTEMBER 30, 2011 AND 2010
UNAUDITED

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

The Company revalued the embedded derivative as of September 30, 2011.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	0%
Volatility	315.91%
Risk free rate	0.1%

The Company determined the fair value of the embedded debt derivative as of September 30, 2011 to be $539,235.  The increase was charged to current period operations as a loss on derivative.

During the nine months ended September 30, 2011, the Company amortized debt discount of $5,613 to current period operations as interest expense.

Summary of the convertible debenture at September 30, 2011 is as follows:

Convertible debenture	$120,695
Less unamortized debt discount	(108,787)
Net	11,908

Current portion:	$11,908
Long term portion:	$-

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2010	$290,761
Change in fair value	248,474
Balance as of September 30, 2011	539,235

(6)           Subsequent Events

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

Results of Operations

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K for the year ending December 31, 2010. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three months ended September 30, 2011.

Total operating expenses

During the three months ended September 30, 2011 and 2010, total operating expenses were $179,258 and $254,011, respectively. The slight decrease in the general and administrative expenses was due to an increase in salary expense offset by a decrease in professional fees.

Other income (expense)

During the three months ended September 30, 2011 and 2010, total other income (expenses) were $123,621 and ($510,033), respectively.  In the three months ended September 30, 2011, the change in the value of the derivative liability caused a gain as compared with a loss in the three months ended September 30, 2010.

Net loss

During the three months ended September 30, 2011 and 2010, the net loss was $55,637 and $764,044 respectively.

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Revenues

The Company is in its development stage and did not generate any revenues for the nine months ended September 30, 2011.

Total operating expenses

During the nine months ended September 30, 2011 and 2010, total operating expenses were $510,819 and $320,994, respectively. The increase in the general and administrative expenses was primarily the result of officers’ compensation expense.

Other expense

During the nine months ended September 30, 2011 and 2010, total other expenses were $304,301 and $510,032, respectively. The change in the value of the derivative liability was higher in the nine months ended September 30, 2010 as compared with September 30, 2011.

Net loss

During the nine months ended September 30, 2011 and 2010, the net loss was $815,120 and $831,026 respectively.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $815,120 for the nine months ended September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development of a waste management business that will generate sufficient revenues to sustain the operations of the Company.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had $0 in cash.  Our cumulative net loss since inception is $1,719,174, which is comprised entirely of general and administrative, research and development, and debt-related expenses.

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