Form 10-K
period 2011-12-31
MAJIC WHEELS CORP
filed 2012-04-13
CIK 1406568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 333-147629

MAJIC WHEELS CORP.
 (Exact name of registrant as specified in its charter)

Delaware	98-0533882
(State of incorporation)	(I.R.S. Employer Identification No.)

1950 Custom Drive
Fort Myers, FL 33907
Phone Number:  239-313-5672
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicateby check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Statethe aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $1,000,000 based upon $0.01 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

Thenumber of shares of the issuer’s common stock issued and outstanding as of April 13, 2012, was 185,352,941 shares.

DocumentsIncorporated By Reference:  None

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

Corporate Background

We were incorporated in Delaware on March 15, 2007, and we are a development stage company. We had intended to engage in the manufacturing and distribution of a radio-controlled toy vehicle using a patented technology that allowed the vehicle to climb inclined and vertical surfaces.  In July 2010, there was a change in control of the Company and its focus is now waste management.  To date, we have not generated any revenues and our operations have primarily been limited to organizational and capital formation matters.

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

Our principal offices are located at 1950 Custom Drive, Fort Myers, FL  33907. Our telephone number is 239-313-5672. Our registered office in Delaware is located at c/o Delaware Intercorp, Inc., 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp, Inc. Our fiscal year end is December 31.

Business Summary

We plan to enter the waste management business and become the premier leader in the environmental safe junk removal, trash hauling, recycling, site work, commercial and residential construction cleanup and demolition business.

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

Transfer Agent

We have engaged Manhattan Transfer Registrar Company as our stock transfer agent. Manhattan Transfer Registrar Company is located at 57 Eastwood Road, Miller Place, NY  11764.  Their telephone number is (631) 928-7655 and their fax number is (631) 928-6171.  The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

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

None

Item 2.       Properties

Our Principal executive offices are located at 1950 Custom Drive, Fort Myers, FL  33907. This location is the place of business of our Officers and Directors.  We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

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

Holders

As of April 13, 2012, there were 185,352,941 common shares issued and outstanding, which were held by approximately 50 stockholders of record.

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

We did not have any sales of unregistered securities in 2011.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011.

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

Liquidity and Capital Resources

As of December 31, 2011 and 2010, we had $0 in cash. We incurred a net loss of $1,460,263 for the fiscal year ended December 31, 2011 as compared with a net loss of $674,019 for the period December 31, 2010.  Our cumulative net loss since inception is $2,364,317, which is mainly comprised of general and administrative, research and development, and debt-related expenses.

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

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have generated little revenue.  Accordingly, we must raise capital from sources other than our operations. We must raise capital to implement our business plan and stay in business.

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

Item 7.       Financial Statements and Supplementary Data.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

To the Board of Directors
Majic Wheels Corp.
North Ft Myers, FL
(A Development Stage Company)

We have audited the accompanying balance sheets of Majic Wheels Corp. (a development stage company) (the “Company”) as of December 31, 2011 and December 31, 2010, and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended and the period from March 15, 2007 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for the years then ended and the period from March 15, 2007 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 13, 2012

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	12/31/11	12/31/10
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - trade	$32,400	$-
Accrued liabilities	844,294	179,377
Promissory notes	269,633	189,340
Convertible debt, net of unamortized discount of $100,207 in 2011	20,488	-
Derivative liability	959,221	290,761
Total current liabilities	2,126,036	659,478

Convertible debt, net of unamortized discount of $114,400 in 2010	-	6,295
Total liabilities	2,126,036	665,773
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 150,000,000 shares issued and outstanding in 2011 and 2010, respectively	15,000	15,000
Additional paid-in capital	223,281	223,281
(Deficit) accumulated during the development stage	(2,364,317)	(904,054)
Total stockholders' (deficit)	(2,126,036)	(665,773)
Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes to financial statements are an integral part of this statement.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2011

			Cumulative
	Year Ended		From
	12/31/11	12/31/10	Inception

Expenses:
General and administrative-
Salaries & Benefits	$451,353	$275,710	$727,063
Professional fees	175,404	138,623	415,066
Impairment expense	-	-	67,048
Selling, general and administrative expenses	80,962	66,280	209,190
Total operating expenses	707,719	480,613	1,418,367
Loss from Operations	(707,719)	(480,613)	(1,418,367)

Other income (expense)
Interest expense	(84,084)	(23,340)	(107,424)
Loss on derivative liability	(668,460)	(170,066)	(838,526)
Net Loss	$(1,460,263)	$(674,019)	$(2,364,317)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	150,000,000	122,345,205

The accompanying notes to financial statements are an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2011

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Totals
	Shares	Amount
Balance - March 15, 2007	-	$-	$-	$-	$-
Common stock issued for cash	80,000,000	8,000	(7,200)	-	800
Deferred offering costs	-	-	(25,000)	-	(25,000)
Net (loss) for the period	-	-	-	(72,926)	(72,926)
Balance - December 31, 2007	80,000,000	8,000	(32,200)	(72,926)	(97,126)
Common stock issued for cash	20,000,000	2,000	162,481	-	164,481
Deferred offering costs	-	-	(20,000)	-	(20,000)
Net (loss) for the period	-	-	-	(115,133)	(115,133)
Balance - December 31, 2008	100,000,000	10,000	110,281	(188,059)	(67,778)
Net (loss) for the period	-	-	-	(41,976)	(41,976)
Balance - December 31, 2009	100,000,000	10,000	110,281	(230,035)	(109,754)
Common stock cancelled	(4,000,000)	(400)	400		-
Common stock issued for cash	54,000,000	5,400	112,600	-	118,000
Net (loss) for the period	-	-	-	(674,019)	(674,019)
Balance - December 31, 2010	150,000,000	15,000	223,281	(904,054)	(665,773)
Net (loss) for the period				(1,460,263)	(1,460,263)
Balance - December 31, 2011	150,000,000	$15,000	$223,281	$(2,364,317)	$(2,126,036)

The accompanying notes to financial statements are an integral part of this statement.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND CUMULATIVE FROM INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2011

			Cumulative
	Year Ended		From
	12/31/11	12/31/10	Inception

Operating Activities:
Net (loss)	$(1,460,263)	$(674,019)	$(2,364,317)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	14,193	6,295	20,488
Loss on derivative	668,460	170,066	838,526
Changes in assets and liabilities-
Accounts payable	32,400	(3,600)	32.400
Accrued liabilities	664,917	170,199	844,294
Net Cash (Used in) Operating Activities	(80,293)	(331,059)	(628,609)

Financing Activities:
Net proceeds from issuance of common stock	-	118,000	238,281
Net proceeds from promissory notes	80,293	189,340	269,633
Net proceeds from convertible debt	-	-	-
Net proceeds from related party debt	-	23,000	120,695
Net Cash Provided by Financing Activities	80,293	330,340	628,609
Net Increase (Decrease) in Cash	-	(719)	-
Cash - Beginning of Period	-	719	-
Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash activities
Discount on notes payable from derivative liability	$-	$120,695	$120,695

The accompanying notes to financial statements are an integral part of these statements.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

In addition, in 2007, Majic Wheels commenced a capital formation activity to affect a Registration Statement on Form S-1 with the Securities and Exchange Commission, and raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock as explained in Note 3.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the years ended December 31, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2011 and 2010.

   Income Taxes

The Company accounts for income taxes pursuant to ASC No. 740, “Accounting for Income Taxes” (“ASC No. 740”).  Under ASC No. 740, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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
DECEMBER 31, 2011 AND 2010

  Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

  Fair Value of Financial Instruments

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liabilities	$959,221			$959,221

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011 and 2010, and expenses for the years ended December 31, 2011 and 2010 and cumulative from inception.  Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of December 31, 2011 and 2010, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Common Stock

On June 20, 2007, the Company issued 80,000,000 (post forward stock split) shares of common stock valued at a price of $0.0001 per share for common stock subscriptions receivable of $800.  On September 28, 2007, the Company received $800 as full payment for the stock subscriptions receivable.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

On July 9, 2010, Asher Zwebner, the Company’s previous Chief Financial Officer, cancelled 4 million shares of the Company’s outstanding common stock at a cost of $0.

On July 20, 2010, the Company sold an aggregate of 54,000,000 shares of Common Stock to Baja for a total of $118,000 pursuant to an Agreement for the Purchase of Common Stock.  The shares represent approximately 36% of the total outstanding securities of the Company.

(4)           Income Taxes

The Company had deferred income tax assets as of December 31, 2011 and 2010 as follows:

	2011	2010

Loss carryforwards	$526,856	$254,693
Less - Valuation allowance	(526,856)	(254,693)
Total net deferred tax assets	$-	$-

As of December 31, 2011, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $1,505,303 that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited given the change of control in July 2010.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(5)           Related Party Transactions

As of December 31, 2009, the Company owed to a Director and stockholder of the Company $97,695 for various working capital loans received by the Company from September 28, 2007, through December 31, 2009.  The loan was unsecured, non-interest bearing, and had no terms for repayment.  In 2010, the net balance due increased by $23,000, bringing the total for this related party debt to $120,695.  In July 2010, the related party assigned the remaining outstanding balance of $120,695 to another party and resigned from his positions as Interim Chief Executive Officer, Chief Financial Officer and as a director of the Company.

As discussed in note 3, the Company sold an aggregate of 54,000,000 shares of Common Stock to Baja 4 X 4 Offroad & Fabrications, Inc in July 2010.  After the transaction, the officers of Baja became the officers of the Company.  In 2011, Baja was sold to the mother of the Company’s President.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Our Principal executive offices are located at 1950 Custom Drive, Fort Myers, FL  33907. This location is the place of business of our Officers and Directors.  We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

For the year ended December 31, 2011 and 2010, the Company incurred rent expense of $11,678 and $19,506 respectively, for a house it used as an office for administrative functions.  Payments were made to a mortgage company, rather than the owner directly.  The house’s owner is the mother of the Company’s President.

(6)           Commitments and Contingencies

On July 1, 2010, the Company entered into a consulting agreement for business development services.  Under the agreement, the Company will pay the consultant $125,000 per annum with an annual increase of 10%.  The term of the agreement is five years.

On July 23, 2010, the Company entered into employment agreements with its two employees, both of whom are also Officers and Directors of the Company.  Under the employment agreements, the Company agreed to pay one employee an annual salary of $150,000 and the other an annual salary of $125,000 with an annual increase of 10%.  Both employees would receive an office expense allowance of $5,000 per annum with an annual increase of 4% and a health insurance allowance of $6,000 per annum with an annual increase of 10%.  Both employees would also be eligible for an annual bonus of up to 50% of the base salary.  Additionally, the Company will issue 500,000 shares of restricted stock to the Company’s President and 250,000 shares of restricted stock to the Company’s Vice President on the first anniversary and on each anniversary thereafter. The shares were accounted as liabilities in 2011 due to the Company did not have enough authorized shares. The term of both agreements is five years.

 (7)           Promissory Notes

In 2010, the Company issued three promissory notes to a third party as payment for reimbursement of expenses incurred on behalf of the Company in 2010 and one promissory note to the same third party as payment for accrued consulting fees.  The total of these notes was $189,340, the notes accrue interest at 20%, and all are payable on demand.

In 2011, the Company issued three promissory notes to a third party as payment for reimbursement of expenses incurred on behalf of the Company.  The total of these notes was $80,294, the notes accrue interest at 20%, and all are payable on demand.

 (8)           Convertible Debt

As described in note 5, in August 2010, the Company issued a $120,695 convertible debenture in settlement of a debt that was owed to a former related party and then assigned to a third party in July 2010.

The convertible debenture matures two years from the date of issuance and bears interest at a 20% rate per annum, is unsecured and is convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of 25% of the average of the five lowest trading days 30 days prior to notice of conversion.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible promissory note and to fair value the instrument as of each subsequent balance sheet date or termination of the instrument with the change in fair value recorded to earnings.  At inception of the convertible promissory note, the Company determined the embedded derivative had a fair value of $857,254.

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The Company determined the fair value of the embedded debt derivative as of December 31, 2010 to be $290,761.

The Company revalued the embedded derivative as of December 31, 2011.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	0%
Volatility	283.68%
Risk free rate	0.06%

The Company determined the fair value of the embedded debt derivative as of December 31, 2011 to be $959,221.  The increase was charged to current period operations as a loss on derivative.

During the twelve months ended December 31, 2011, the Company amortized debt discount of $14,193 to current period operations as interest expense.

Summary of this convertible debenture at December 31, 2011 is as follows:

Convertible debenture	$120,695
Less unamortized debt discount	(100,207)
Net	20,488

Current portion:	$20,488
Long term portion:	-

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2010	$290,761
ASC 815-15 additions (convertible debt)	-
Change in fair value	668,460
Balance as of December 31, 2011	959,221

The following table summarizes the derivative gain or (loss) recorded as a result of the derivative liabilities above:

Change in fair value	(668,460)
Balance as of December 31, 2011	(668,460)

MAJIC WHEELS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

 (9)           Subsequent Events

The Company on January 25, 2012, filed with the Secretary of the State of Delaware to increase the authorized capital of the Corporation to be 5,000,000,000 shares of common stock plus 10,000,000 shares of preferred stock, both with a par value of $0.0001 per share.

On February 29, 2012, the Company announced the completion of the acquisition of assets to be used for the expansion of its waste management and site work division.  The assets include 140 roll-off dumpsters, 3 roll-off trucks, and construction and site-clearing equipment, including a Bobcat and a grading tractor for a purchase price of $837,519, which was paid with a Promissory Note.  The assets were purchased from Connied, Inc., an entity that obtained the assets in December 2011 through foreclosure on a loan from Mark’s Dumpster’s, Inc., an entity controlled by the Company’s officers and directors. The company determined the purchase of the assets qualifies as a business under ASC 805 “Business Combinations”. Additionally, the company determined they succeeded to the business of Mark’s Dumpster’s and therefore will be required to comply with the rules and regulations of the SEC as required by S-X Rule 8-02 for the presentation of predecessor financial statements.

In February 2012, the convertible debt holder sold $90,200 of its convertible note to six other parties.  The Company then executed an amended and restated convertible debenture agreement with each of these companies to clarify the amount owed to each and executed an amended and restated convertible debenture agreement with the original debt holder for the remaining balance.  Subsequently, conversions occurred on five of the seven notes, for total share issuances of 35,352,941 for $5,590 of debt conversions.

In the first quarter of 2012, the Company converted an accounts payable invoice to a third party for $32,400 for website development services into a promissory note.  The note is payable on demand and bears interest at 20% per annum.

In March 2012, the Company issued a $75,000 promissory note to a third party for the exclusive franchise rights of College Hunks Haul Junk and College Hunks Moving for Charlotte and Lee Counties located in Southwest Florida.

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

Based upon the required evaluation, our Chief Executive Officer and Principal Financial Officer concluded as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission ("SEC") and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2011 was effective.

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

Item 8B.    Other Information.

None.

Part III

Item 9.       Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held

Denise Houghtaling (1)	42	President and Director

Mark Houghtaling (2)	34	Vice-President, Secretary and Director
________________
(1)	On July 23, 2010, Asher Zwebner resigned from his positions as Interim Chief Executive Officer, Chief Financial Officer and as a director of the Company, effective as of such date.
(2)	On July 23, 2010, Judah Steinberger resigned from his position as Secretary and as a director of the Company, effective as of such date.

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

MaloneBailey, LLP is our auditor.

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

On July 23, 2010, we entered into employment agreements with our two employees, both of whom are also Officers and Directors of the Company.  Under the employment agreements, we agreed to pay one employee an annual salary of $150,000 and the other an annual salary of $125,000 with an annual increase of 10%.  Both employees receive an office expense allowance of $5,000 per annum with an annual increase of 4%  and a health insurance allowance of $6,000 per annum with an annual increase of 10%.  Both employees are also eligible for an annual bonus of up to 50% of the base salary.  Additionally, we will issue 250,000 shares of restricted stock to both employees on their first anniversary and on each anniversary thereafter.  The term of both agreements is five years.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 4, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 185,352,941 shares of our common stock issued and outstanding as of April 4, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o 1950 Custom Drive, Fort Myers, FL  33907.

Name and Address of	Number of Shares of Common	Percent of Common
Beneficial Owner	Stock Beneficially	Stock Beneficially
	Owned or Right to	Owned or Right
	Direct Vote (1)	to Direct Vote

Baja 4 X 4 Offroad & Fabrications, Inc.	76,000,000	41.0%
Denise Houghtaling	0	0%
Mark Houghtaling	0	0%
Envisionte LLC	18,000,000	9.7%

All officers and Directors as a Group	0	0%
____________
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

As of December 31, 2009, the Company owed to the former CEO, and Director and stockholder of the Company $97,695 for various working capital loans received by the Company from September 28, 2007 through December 31, 2009.  The loans were unsecured, non-interest bearing, and had no terms for repayment. In 2010, the net proceeds received for this related party debt was $23,005.  In July 2011, the related party assigned this debt of $120,700 to a third party.

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

Item 13.     Principal Accounting Fees and Services.

Our principal independent accountant is MaloneBailey, LLP.  Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended	For Fiscal Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$15,000	$10,000

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

MAJIC WHEELS CORP.

Date: April 13, 2012	By:	/s/ Denise Houghtaling
Name: Denise Houghtaling
Title: Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial and Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2012	By:	/s/ Denise Houghtaling
Name: Denise Houghtaling
Title: Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial and Accounting Officer)

Date: April 13, 2012	By:	/s/ Mark Houghtaling
Name: Mark Houghtaling
Title: Vice-President, Secretary and Director