Form 10-Q
period 2012-03-31
MAJIC WHEELS CORP
filed 2012-05-21
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012
Or

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

1950 Custom Drive
Fort Myers, FL 33907
(Address of Principal Executive Office) (Zip Code)

239-313-5672
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 21, 2012, 185,352,941 shares of common stock, par value $0.0001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Majic Wheels Corp
Consolidated Balance Sheets
(Unaudited)

	Successor	Predecessor
	March 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash	$1,257	$725
Accounts receivable, net	3,515	31,558
Total Current Assets	4,772	32,283

Restricted cash	-	15,034
Property and equipment, net of accumulated depreciation of $10,235 and $443,734, respectively	827,284	484,208
Total Assets	$832,056	$531,525

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$4,025	$12,584
Accrued liabilities	1,031,824	662,879
Deferred revenue	-	37,535
Loans payable, current	339,870	1,096,140
Related party loans payable, current	6,480	-
Capital leases payable, current	-	30,582
Derivative liabilities	1,464,793	-
Total Current Liabilities	2,846,992	1,839,720

Promissory notes	912,519	11,365
Convertible debt, net of unamortized discount of $65,332	49,773	-
Total Liabilities	3,809,284	1,851,085

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.0001 per share, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.0001 per share, 5,000,000,000 shares authorized; 185,352,941 shares issued and outstanding	18,535	-
Additional paid-in-capital	269,525	15,629
Accumulated deficit	(3,265,288)	(1,335,189)
Total Shareholders' Deficit	(2,977,228)	(1,319,560)

Total Liabilities & Shareholders’ Deficit	$832,056	$531,525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Majic Wheels Corp
Consolidated Statements of Operations (Unaudited)

	Predecessor	Successor	Predecessor
	January 1, 2012 Through February 29, 2012	March 1, 2012 Through March 31, 2012	Three Months Ended March 31, 2011

Service revenues	$82,945	$33,225	$133,462

Operating Expenses:
Cost of services	34,768	14,839	74,146
Salaries & Benefits	19,737	50,339	34,857
Professional fees	20	7,300	1,200
Depreciation expense	24,224	10,235	36,337
Selling, general and administrative expenses	27,880	109,170	44,837
Total operating expenses	106,629	191,883	191,377

Loss from operations	(23,684)	(158,658)	(57,915)

Other Income (Expenses)
Interest (expense)	-	(30,336)	(44,129)
(Loss) on disposal of equipment	-	-	(2,007)
Gain on derivative liabilities	-	106,822	-
Total other income (expenses), net	-	76,486	(46,136)

Net Loss	$(23,684)	$(82,172)	$(104,051)

Net Loss per Share (Basic and Diluted):	-	(0.00)	-

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	-	179,481,973	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Majic Wheels Corp
Consolidated Statements of Cash Flow
(Unaudited)

	Predecessor	Successor	Predecessor
	January 1, 2012 Through February 29, 2012	March 1, 2012 Through March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities
Net Loss	$(23,684)	$(82,172)	$(104,051)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	24,224	10,235	36,337
Loss on disposal of equipment	-	-	2,007
Amortization of debt discount	-	5,443	-
(Gain) on derivative	-	(106,822)	-
Franchise fees	-	75,000	-
Change in assets and liabilities:
Accounts receivable	(1,854)	3,574	12,174
Related party receivable	(5,197)	-	-
Prepaid expenses	-	-	467
Accounts payable and Accrued Liabilities	(40,621)	59,810	43,706
Deferred Revenue	14,735	-	14,710
Net cash flows (used in) provided by operating activities	(32,397)	(34,932)	5,350

Cash flows from investing activities:
Proceeds from the sale of equipment	-	-	200
Net cash flows from investing activities	-	-	200

Cash flows from financing activities:
Net proceeds from promissory notes	39,297	30,337	5,914
Net proceeds from related party debt	2,700	3,780	-
Repayments of capital lease	-	-	(6,873)
Net cash flows (used in) provided by financing activities	41,997	34,117	(959)

Net Increase (Decrease) in Cash	9,600	(815)	4,591
Cash - Beginning of Period	725	2,072	124
Cash - End of Period	$10,325	$1,257	$4,715

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	363
Income taxes	-	-	-

Non-cash Activities:
Stock issued for conversion of convertible notes into common stock	-	4,340	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAJIC WHEELS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
UNAUDITED

(1)           Summary of Significant Accounting Policies

Organization

Majic Wheels Corp. (“Majic Wheels” or the “Company”) is a Delaware corporation.  The Company was incorporated under the laws of the State of Delaware on March 15, 2007.  The business plan of the Company was to develop a radio-controlled toy vehicle utilizing a patent pertaining to unique adhesive wheels.  In July 2010, there was a change in control of the Company and its focus is now waste management.  In 2012, the Company started operations in the waste management business through its wholly-owned subsidiary, MW Dumpster Services, Inc. (“MWDS”).  In March 2012, the Company purchased the exclusive franchise rights of College Hunks Haul Junk and College Hunks Moving for Charlotte and Lee Counties located in Southwest Florida and created a wholly-owned subsidiary for its operations, CHHJ of Lee and Charlotte County, Inc.  The accompanying consolidated financial statements of Majic Wheels Corp. were prepared from the accounts of the Company under the accrual basis of accounting.

In 2007, Majic Wheels commenced a capital formation activity to affect a Registration Statement on Form S-1 with the Securities and Exchange Commission, and raise capital of up to $160,000 from a self-underwritten offering of 20,000,000 (post forward stock split) shares of newly issued common stock in the public markets.  The Registration Statement on Form S-1 was filed with the SEC on November 27, 2007, and declared effective on February 22, 2008.  On April 15, 2008, Majic Wheels completed an offering of its registered common stock.  On January 25, 2012, the Company filed with the Secretary of the State of Delaware to increase the authorized capital of the Corporation to be 5,000,000,000 shares of common stock plus 10,000,000 shares of preferred stock, both with a par value of $0.0001 per share.

Basis of Presentation-Successor

The accompanying unaudited consolidated balance sheet as of March 31, 2012 included herein has been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of its operations and its cash flows for the one month ended March 31, 2012. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC for additional information, including significant accounting policies.

Basis of Presentation-Predecessor

The accompanying unaudited balance sheet as of December 31, 2011, the statement of operations and the statement of cash flows for the three months ended March 31, 2011 include the accounts of Mark’s Dumpster Services Inc. The accompanying statement of operations and the statement of cash flows for the two months ended February 29, 2012 include the accounts of Mark’s Dumpster Services Inc and MW Dumpster Service Inc. These predecessor financial statements are disclosed in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using Mark’s Dumpster Services and MW Dumpster Service Inc specific information where available. These financial statements should be read in conjunction with Company’s Form 8-K filed on March 2, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

Customers generally pay invoices between the time of order to 30 days after the service has commenced.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the specific supplier’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $0 and $18,726, respectively.

Property and Equipment

Property and equipment, including significant improvements, are recorded at cost.  Repairs and maintenance and any gains or losses on dispositions are recognized as incurred.  Depreciation is provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

Asset Category	Depreciation Period

Dumpsters	10 Years
Machinery & equipment	5 Years
Trailers	5 Years
Transportation equipment	5 Years
Used vehicles	5 Years

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Dumpster rental revenues are recognized at the end of the rental term.  Upon pickup of the dumpster, additional charges such as rental fees, may be billed to the customer. The Company provides certain labor services and the revenue for these services is recognized when the service is complete. Advance payments from customer are deferred and revenue is recognized when service is complete. Deferred revenue as of March 31, 2012 and December 31, 2011 was $0 and $37,535, respectively.

Stock-based compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Embedded conversion features

The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of March 31, 2012	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liabilities	$1,464,793			$1,464,793

(2)           Development Stage Activities and Going Concern

From the date of inception, March 15, 2007, through the date of the acquisition of assets (see Note 5), the Company was in the development stage as defined in ASC 915, Accounting and Reporting by Development Stage Enterprises”. As a result of the acquisition, the Company has begun to generate revenue from operations and has emerged from the development stage.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or that its new business focus of waste management will generate sufficient revenues to sustain the operations of the Company.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of March 31, 2012, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Promissory Notes

On March 26, 2012, the Company issued a $75,000 promissory note to a third party for the exclusive franchise rights of College Hunks Haul Junk and College Hunks Moving for Charlotte and Lee Counties located in Southwest Florida.  The note accrues interest at 3%, is payable in two years, unsecured and is convertible after six months at the lowest closing price for the Company’s stock during the previous 10 trading days at date of conversion. The related cost is recorded as an operating expense during the one month ended March 31, 2012 due to uncertainty of the future expected cash flows to be derived from these rights.

On March 30, 2012, the Company issued two promissory notes totaling $30,337 to two third parties as payment for reimbursement of expenses incurred on behalf of the Company. The notes accrue interest at 20%, unsecured and are payable on demand.

On January 4, 2012, the Company issued one promissory note totaling $32,400 as payment for an accounts payable invoice. The note accrue interest at 20%, unsecured and are payable on demand.

(4)           Convertible Debt, Debt Modification and Derivative liability

In August 2010, the Company issued a $120,695 convertible debenture in settlement of a debt that was owed to a former related party that was assigned to a third party in July 2010.

The convertible debenture matures two years from the date of issuance and bears interest at a 20% rate per annum, is unsecured, payable on August 1, 2012 and is convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of 25% of the average of the five lowest trading days 30 days prior to notice of conversion.

In February 2012, the convertible debt holder sold $90,200 of its convertible note to six other parties.  The Company then executed an amended and restated convertible debenture agreement with each of these companies to clarify the amount owed to each and executed an amended and restated convertible debenture agreement with the original debt holder for the remaining balance. The amended and restated convertible debentures bear interest at a 20% rate per annum, are unsecured, payable on February 24, 2014 and are convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of 25% of the average of the five lowest trading days 30 days prior to notice of conversion. Subsequently, conversions occurred on five of the seven notes, for total share issuances of 35,352,941 for $5,590 of debt conversions of which $4,340 is converted during the one month ended March 31, 2012.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings”. The Company determined the debtor is experiencing financial difficulty and the creditor has a granted a concession under the modified terms and concluded the modification should be accounted under ASC 470-60 “Trouble Debt Restructurings”. The total future cash payments specified by the new terms is greater than the carrying amount of the promissory note of $157,665 (including accrued interest) prior to the modification. Accordingly, the Company did not change the carrying amount of the convertible debt at the date of modification.

The Company also analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the convertible promissory note and to fair value the instrument as of each subsequent balance sheet date or termination of the instrument with the change in fair value recorded to earnings.

The Company revalued the embedded derivatives as of March 31, 2012.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	0%
Volatility	361.78%
Risk free rate	0.33%

The Company determined the fair value of the embedded debt derivatives as of March 31, 2012 to be $1,464,793.  The increase from December 31, 2011 was allocated to current period operations as a gain on derivative of $106,822.

During the first quarter of 2012, the Company amortized debt discount of $34,875 of which $5,443 is charge to one month ended March 31, 2012 operations as interest expense.

Summary of the convertible debentures at March 31, 2012 is as follows:

Convertible debenture	$115,105
Less unamortized debt discount	(65,332)
Net	49,773

(5)           Asset Purchase Agreement

In February 2012, the Company completed the acquisition of assets to be used for the expansion of its waste management and site work division. The assets include 140 roll-off dumpsters, 3 roll-off trucks, and construction and site-clearing equipment, including a Bobcat and a grading tractor. The assets were purchased from Connied, Inc. for a purchase price of $837,519, which was paid with a Promissory Note. The note accrues interest at 20%, is payable on February 28,2014, secured by the assets that were sold and is convertible after six months at 25% of the average closing price for the Company’s stock during the previous 10 trading days at date of conversion. Connied, Inc obtained the assets in December 2011 through foreclosure on a loan from Mark’s Dumpster Services, Inc. (“MDS”), an entity controlled by the Company’s officers and directors. However on the date of acquisition, MDS were not control by the Company. The Company determined the purchase of the assets qualifies as a business under ASC 805 “Business Combinations”. The purchase price was allocated 100% to fixed assets and the Company did not identify any intangible assets and assume any liabilities from the predecessor. Additionally, the Company determined they succeeded to the business of MDS and therefore will be required to comply with the rules and regulations of the SEC as required by S-X Rule 8-02 for the presentation of predecessor financial statements.  Accordingly, the interim financial statements as of March 31, 2011 and December 31, 2011 are that of MDS, the interim financial statements as of February 29, 2012 are that of MDS and MWDS, and the interim financial statements as of March 31, 2012 are that of the Company.

(6)           Related Party Transactions

As of March 31, 2012, the Company had a balance due to related parties of $6,480. This balance is from various advances from the Company’s directors and which are non-interest bearing, unsecured and due on demand.

(7)           Subsequent Events

The Company entered into a debt agreement with GE Capital on April 4, 2012.  This agreement is additional consideration due for the purchase of the College Hunks franchise as discussed in Note 1. The Company promises to pay the Lender principal plus pre-computed interest of $55,610 in 48 installments, the first payment of $1,159 is due on May 4, 2012.  The proceeds of the agreement will be disbursed as follows:  $166 to Florida Department of Revenue, $30,216 to GE Capital, and $17,276 to CHHJ of Southwest Florida LLC.  This debt agreement includes the purchase of a 2009 Isuzu truck.

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

Overview and Plan of Operation

We were incorporated in Delaware on March 15, 2007. We had intended to engage in the manufacturing and distribution of a radio-controlled toy vehicle using a patented technology that allowed the vehicle to climb inclined and vertical surfaces.  In July 2010, there was a change in control of the Company and its focus is now waste management.

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

Results of Operations

For the three months ended March 31, 2012 which is combined from the two months ended February 29, 2012 and one month ended March 31, 2012 as compared to the three months ended March 31, 2011

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K for the year ending December 31, 2011. Results for interim periods may not be indicative of results for the full year.

Revenues

During the three months ended March 31, 2012 and 2011, revenues for the predecessor company, Mark’s Dumpster Services, Inc. (“MDS”) were $133,462 compared with $116,170 for the combined predecessor and Company.

Total operating expenses

During the three months ended March 31, 2012 and 2011, total operating expenses for MDS were $191,377 compared with $298,512 for the combined predecessor and Company. The increase was primarily due to higher compensation and SG&A costs for the combined Company.

Other income (expense)

During the three months ended March 31, 2012 and 2011, total other income (expenses) for MDS were $46,136 compared with $76,486 for the combined predecessor and Company.  The increase was in income was due to the change in the value of the derivative liability.

Net loss

During the three months ended March 31, 2012 and 2011, the net loss for MDS was $104,051 compared with $105,856 for the Company.

Going Concern Consideration

The Company is formerly a development stage company and only recently commenced principal operations. The Company incurred a net loss of $82,172 for the one months ended March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development of a waste management business that will generate sufficient revenues to sustain the operations of the Company.

Liquidity and Capital Resources

As of March 31, 2012, we had $1,257 in cash.  The Company does not believe that its cash resources will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Due to the asset acquisition and need for predecessor accounting and based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes In internal Control Over Financial Reporting.

Due to the asset acquisition and need for predecessor accounting, there have been changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Denise S. Houghtaling, Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

32.1	Section 1350 Certifications of Denise S. Houghtaling, Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJIC WHEELS CORP.

Dated: May 21, 2012	By:	/s/ Denise S. Houghtaling
Denise S. Houghtaling
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial and Accounting Officer)