Form 10-Q
period 2012-09-30
MAJIC WHEELS CORP
filed 2012-11-19
CIK 1406568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405  of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submitand post such files). Yes ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of November 19, 2012, 651,991,821 shares of common stock, par value $0.0001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Majic Wheels Corp
Consolidated Balance Sheets
(Unaudited)

	Successor	Predecessor
ASSETS	9/30/12	12/31/11

Current Assets
Cash	$8,305	$725
Accounts receivable, net	52,986	31,558
Due from related parties	14,203	-
Total Current Assets	75,494	32,283

Restricted Cash	-	15,034
Property and equipment, net of accumulated depreciation of $115,478 and $443,734, respectively	853,174	484,208
Total Assets	$928,668	$531,525

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$847	$-
Accounts payable	30,778	12,584
Accrued liabilities	1,234,406	662,879
Deferred Revenue	-	37,535
Loans payable, current	359,468	1,096,140
Convertible debt, current, net of unamortized discount of $83,270 and $0, respectively	28,512	-
Derivative liability	2,873,501	-
Capital leases payable, current	-	30,582
Total Current Liabilities	4,527,512	1,839,720

Promissory notes	49,636	11,365
Convertible debt, net of unamortized discount of $919,324 and $0 respectively	108,918	-
Total Liabilities	4,686,066	1,851,085

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.0001 per share, 10,000,000 shares authorized; 500,000 shares issued and outstanding	50	-
Common stock, $.0001 per share, 5,000,000,000 shares authorized; 516,062,628 shares issued and outstanding	51,606	-
Additional paid-in-capital	753,184	15,629
Accumulated deficit	(4,562,238)	(1,335,189)
Total Shareholders' Deficit	(3,757,398)	(1,319,560)

Total Liabilities & Shareholders’ Deficit	$928,668	$531,525

The accompanying notes are an integral part of these unaudited financial statements.

Majic Wheels Corp
Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor	Predecessor	Successor	Predecessor
	June 1, 2012	June 1, 2011	January 1, 2012	March 1, 2012	January 1, 2011
	through	through	through	through	Through
	September 30, 2012	September 30, 2011	February 29, 2012	September. 30, 2012	September. 30, 2011
Service revenues	217,128	$139,344	$82,945	$516,057	$423,223

Operating Expenses:
Cost of services	128,130	56,703	34,768	244,967	191,028
Salaries & Benefits	266,251	40,821	19,737	492,698	112,543
Professional fees	7,530	11,491	20	48,284	15,991
Depreciation expense	42,386	36,337	24,224	115,478	109,010
Loss on disposal of equipment		-			2,007
Other selling, general and administrative expenses	92,381	56,243	27,880	310,690	155,567
Total operating expenses	536,678	201,595	106,629	1,212,117	586,146

Loss from operations	(319,550)	(62,251)	(23,684)	(696,060)	(162,923)

Other Income (Expenses)
Interest expense, net	(182,945)	(46,337)	-	(295,624)	(135,476)
Loss on disposal of equipment	-	-	-	-	-
Gain (loss) on derivative liability	139,819	-	-	(387,438)	-
Total other income (expenses), net	(43,216)	(46,337)	-	(683,062)	(135,476)

Net Loss	$(362,676)	$(108,588)	$(23,684)	$(1,379,122)	$(298,399)

Net Loss per Share (Basic and Diluted):	(0.00)			(0.01)
Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	359,693,526	-	-	269,107,910	-

The accompanying notes are an integral part of these unaudited financial statements.

Majic Wheels Corp
Consolidated Statements of Cash Flow
(Unaudited)

	Predecessor	Successor	Predecessor
	January 1, 2012	March 1, 2012	January 1, 2011
	through	through	through
	February 29, 2012	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net loss	$(23,684)	$(1,379,122)	$(298,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,224	115,478	109,010
Loss on disposal of equipment	-	-	2,007
Amortization of debt discount	-	127,696	-
Loss on derivative	-	387,438	-
Franchise fees	-	75,000	-
Stock based compensation	-	37,100	-
Change in operating assets and liabilities:
Accounts receivable	(1,854)	(45,896)	34,302
Related party receivable	(5,197)	(14,203)	-
Prepaid expenses	-	-	663
Accounts payable and accrued liabilities	(40,621)	616,437	152,599
Related party payable	-	(0)	1,374
Deferred revenue	14,735	-	(12,893)
Net Cash Used in Operating Activities	(32,397)	(80,072)	(11,337)

Cash flows from investing activities:
Purchase of equipment	-	(8,500)	-
Proceeds from the sale of equipment	-	-	200
Cash provided by (used in) investing activities	-	(8,500)	200

Cash flows from financing activities:
Bank overdraft	-	(5,598)	(3,612)
Net proceeds from promissory notes	39,297	131,006	19,942
Net proceeds from related party debt	2,700	-	10,612
Repayments of promissory notes	-	(27,903)	-
Repayments of related party debt	-	(2,700)	-
Repayments of capital lease	-	-	(12,123)
Cash provided by Financing Activities	41,997	94,805	14,819

Net Increase in Cash	9,600	6,233	3,682
Cash - Beginning of Period	725	2,072	124
Cash - End of Period	10,325	8,305	3,806

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	363
Income taxes	-	-	-
Non-cash activities
Common stock issued for conversion of convertible notes	-	40,684	-
Common stock issued for settlement of accrued compensation	-	93,146	-
Preferred stock issued for settlement of accrued compensation	-	205,124	-

Reclassification from nonconvertible to convertible notes	-	1,011,201	-

Reclassification from accrued interest to convertible notes	-	18,562	-

Debt issued for purchase of fixed assets	-	122,633	-

Debt discount resulting from recognition of derivative	-	1,059,513	-

Settlement of derivative liabilities	-	185,463	-

The accompanying notes are an integral part of these unaudited financial statements.

MAJIC WHEELS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

 Basis of Presentation-Successor

The accompanying unaudited consolidated balance sheet as of September 30, 2012 included herein has been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of its operations and its cash flows for the three and seven months ended September 30, 2012. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC for additional information, including significant accounting policies.

Basis of Presentation-Predecessor

The accompanying unaudited balance sheet as of December 31, 2011, the statement of operations and the statement of cash flows for the three and nine months ended September 30, 2011 include the accounts of Mark’s Dumpster Services Inc. The accompanying statement of operations and the statement of cash flows for the two months ended February 29, 2012 include the accounts of Mark’s Dumpster Services Inc and MW Dumpster Service Inc. These predecessor financial statements are disclosed in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using Mark’s Dumpster Services and MW Dumpster Service Inc specific information where available. These financial statements should be read in conjunction with Company’s Form 8-K filed on March 2, 2012.

 Accounts Receivable and Allowance for Doubtful Accounts

Customers generally pay invoices between the time of order to 30 days after the service has commenced.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the specific supplier’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  At September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $0 and $18,726, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the nine months ended September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Dumpster rental revenues are recognized at the end of the rental term.  Upon pickup of the dumpster, additional charges such as rental fees, may be billed to the customer. The Company provides certain labor services and the revenue for these services is recognized when the service is complete. Advance payments from customer are deferred and revenue is recognized when service is complete. Deferred revenue as of September 30, 2012 and December 31, 2011 was $0 and $37,535, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of September 30, 2012	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liabilities	$2,873,501			$2,873,501

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2012, and the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On March 29, 2012, the Company entered into a debt agreement with GE Capital.  This agreement is for the purchase of equipment. The Company promises to pay the Lender principal $54,475 plus pre-computed interest for a total of $59,021 in 26 monthly installments.  The proceeds of the debt will be disbursed as follows:  $190 to Florida Department of Revenue and $54,285 to Apex Equipment Sales, Inc. During the nine months ended September 30, 2012, the Company paid $10,476 principal to GE Capital.

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

On May 29, 2012, the Company entered into a future receivable purchase and sale agreement with a third party. The Company sold future receivables of $11,960 for a price of $8,000. The Company recognized the difference of $3,960 between the value of future receivables and sale price as interest expenses during the seven months ended September 30, 2012. During the nine months ended September 30, 2012, the Company paid $11,463 the third party.

On June 30, 2012, the Company issued two promissory notes totaling $15,645 to two third parties as payment for reimbursement of expenses incurred on behalf of the Company. The notes accrue interest at 20%, unsecured and are payable on demand.

On June 30, 2012, the Company issued a promissory note for $18,992 to a third party as payment for reimbursement of expenses incurred on behalf of the Company.  This note accrues interest at 20%, is payable in one year, unsecured, and is convertible after six months into common stock at the conversion rate of 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion. As of September 30, 2012, the note is not convertible yet.

On July 24, 2012, the Company issued a promissory note of $32,500 to Asher Enterprise, Inc. The note accrues at 8%, is unsecured and due on April 23, 2013, and is convertible after 180 days of the debt issuance into the Company’s restricted common stock. The conversion price is 58% of the average of the three lowest closing bid prices during the 10 trading days prior to notice of conversion. Asher agreed to restrict its ability to convert the note and receive shares of the Company if the number of shares of common stock beneficially held by Asher and its affiliates in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock.  As of September 30, 2012, the note is not convertible yet.

On August 22, 2012, American Settlement sold a promissory note of $36,182 to Asher Enterprises, Inc.  The note was originally issued by the Company on December 31, 2010, accrued interest at 20% and was payable on demand. The Company then executed an amended and restated convertible debenture agreement with Asher Enterprises, Inc. See discussion in Note 4.

On September 30, 2012, the Company issued three promissory notes totaling $10,597 to three third parties as payment for reimbursement of expenses incurred on behalf of the Company. The notes accrue interest at 20%, unsecured and are payable on demand.

 (4)       Convertible Debt and Debt Modification

Connied, Inc

On February 29, 2012, the Company issued one promissory note of $837,519 to Connied, Inc for acquisition of assets used for the expansion of its waste management and site work division (see discussion in Note 6).  The note accrues interest at 20%, is payable on February 28, 2014, secured by the assets that were purchased. In August, 2012, after six months of the debt issuance, it became convertible and was reclassified from nonconvertible promissory note to convertible note. The conversion price is 25% of the average closing prices for the Company’s stock during the previous 10 trading days at date of conversion.

In May 2012, the Company issued a $20,500 convertible debenture Connied, Inc to purchase equipment.  The convertible debenture matures two years from the date of issuance and bears interest at a 20% rate per annum, is unsecured, and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion.

The Company analyzed the conversion option of both Connied, Inc debts for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion options resulted in full discounts of $837,519 and $20,500 to Connied notes issued in February, 2012 and May 2012, respectively. The discounts will be amortized over the term of the notes to interest expense. As of September 30, 2012, $52,780 of the discounts had been amortized to interest expense. See Note 5 for additional information on the derivative liabilities.

Garlette, LLC

In June 2012, as discussed in Note 3, American Settlement sold its $62,500 promissory note plus $18,562 of accrued interest to Garlette, LLC.  The Company then executed an amended and restated convertible debenture agreement to clarify the amount owed.  The amended and restated convertible debenture has a principal of $81,062, bears interest at a 20% rate per annum, is unsecured, payable on June 26, 2013 and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion.

The Company analyzed the modification of the term under ASC 470-50 “Debt Modifications and Extinguishment”. The Company determined the debt holder has not granted a concession under the amended terms. As the modification adds a new conversion option to the debt, the Company concluded the modification is substantial and should be accounted as debt extinguishment.

The Company also analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount of $81,062 to the note on the debt modification date. The discount will be amortized over the term of the note to interest expense.

On the debt issuance date, the Company converted the $2,462 convertible note into 9,117,185 common shares. As of September 30, 2012, $23,135 of the discount had been amortized to interest expense. See Note 5 for additional information on the derivative liabilities.

Asher Enterprises, Inc.

On August 22, 2012, as discussed in Note 3, American Settlements sold its $36,182 promissory note to Asher Enterprises, Inc.  The Company then executed an amended and restated convertible debenture agreement.  The amended and restated convertible debenture bears interest at a 10% rate per annum, is unsecured, payable on demand and is convertible into the Company’s common stock upon the issuance of the debt. The conversion price is 58% of the average of the three lowest closing bid prices of the common stock during the 10 trading days prior to conversion.

The Company analyzed the modification of the term under ASC 470-50 “Debt Modifications and Extinguishment”. The Company determined the debt holder has not granted a concession under the amended terms. As the modification adds a new conversion option to the debt, the Company concluded the modification is substantial and should be accounted as debt extinguishment.

The Company also analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount of $36,182 to the note on the debt modification date. The discount will be amortized over the term of the note to interest expense.

In August and September 2012, the Company converted a total of $14,000 of the convertible note into 53,421,053 common shares. As of September 30, 2012, $20,604 of the discount had been amortized to interest expense. See Note 5 for additional information on the derivative liabilities.

Parlette Revocable Trust

On August 20, 2012, the Company issued a convertible promissory note of $11,000 to Parlette Revocable Trust as payment for reimbursement of expenses incurred on behalf of the Company.  This note accrues interest at 20%, is payable in one year, unsecured, and is convertible into common stock upon the issuance of the debt. The conversion price is 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount of $11,000 to the note on the debt issuance date. The discount will be amortized over the term of the note to interest expense.

As of September 30, 2012, $1, 236 of the discount had been amortized to interest expense. See Note 5 for additional information on the derivative liabilities.

CHHJ of Southwest Florida LLC

On March 26, 2012, the Company issued a $75,000 promissory note to CHHJ of Southwest Florida LLC for the exclusive franchise rights of College Hunks Haul Junk and College Hunks Moving for Charlotte and Lee Counties located in Southwest Florida.  The note accrues interest at 3%, is payable in two years, unsecured and became convertible in September, 2012, after six months of the debt issuance. The conversion price is the lowest closing price of the Company’s common stock during the previous 10 trading days prior to conversion notice. The related cost is recorded as an operating expense during the seven months ended September 30, 2012 due to uncertainty of the future expected cash flows to be derived from these rights.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a debt discount of $73,250 to the note on the debt issuance date. The discount will be amortized over the term of the note to interest expense.

As of September 30, 2012, $537 of the discount had been amortized to interest expense. See Note 5 for additional information on the derivative liabilities.

Other Convertible Notes

In August 2010, the Company issued a $120,695 convertible debenture in settlement of a debt that was owed to a former related party that was assigned to a third party in July 2010.

The convertible debenture matures two years from the date of issuance and bears interest at a 20% rate per annum, is unsecured, payable on August 1, 2012 and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion.

In February 2012, the convertible debt holder sold $90,200 of its convertible note to six other parties.  The Company then executed an amended and restated convertible debenture agreement with each of these companies to clarify the amount owed to each. The Company also executed an amended and restated convertible debenture agreement with the original debt holder for the remaining balance. The amended and restated convertible debentures bear interest at a 20% rate per annum, are unsecured, payable on February 24, 2014 and are convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate of 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion. Subsequently, conversions occurred on five of the seven notes, for total share issuances of 158,723,570 for $25,472 of debt conversions.

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

Summary of the convertible debentures at September 30, 2012 is as follows:

Convertible debenture – short term Garlette, LLC	$78,600
Parlette Revocable Trust	11,000
Asher Enterprises	22,182
Less unamortized debt discount	(83,270)
Net	28,512

Convertible debentures – long term
Connied, Inc	$858,019
CHHJ of Southwest Florida, LLC	75,000
Others	95,223
Less unamortized debt discount	(919,324)
Net	108,918

(5)        Derivative Liabilities

The Company valued the embedded derivatives (see discussion below) using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	0%
Volatility	308.49%-527.28%
Risk free rate	0.12%-0.34%

Connied, Inc

As discussed in Note 4, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company valued the embedded derivative on the debt issuance date.

The fair value of the conversion option of the note issued on February 29, 2012 was determined to be $6,640,933 on August 29, 2012, the date the note became convertible, of which $837,519 was recorded as debt discount and $5,803,414 was recognized as loss on derivatives. The Company revalued the embedded derivatives as of September 30, 2012. The fair value of the instruments was determined to be $2,201,867 as of September 30, 2012, and the decrease from August 22, 2012 was allocated to current period operations as a gain on derivative of $4,439,066.

 The fair value of the conversion option of the note issued in May, 2012 was determined to be $81,638 as of the debt issuance date, of which $20,500 was recorded as debt discount and $61,138 was recognized as loss on derivatives. The Company revalued the embedded derivatives as of September 30, 2012. The fair value of the instruments was determined to be $57,824, and the decrease from the debt issuance date was allocated to current period operations as a gain on derivative of $23,814.

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

The Company revalued the embedded derivatives as of September 30, 2012.  The fair value was determined to be $218, 240, and the decrease from the debt issuance date was allocated to current period operations as a gain on derivative of $497,193.

Asher Enterprises, Inc.

As discussed in Note 4, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company valued the embedded derivative on the debt issuance date. The fair value of the instruments was determined to be $205,550 as of the debt issuance date, of which $36,182 was recorded as interest expense and $169,368 was recognized as loss on derivatives.

As a result of multiple note conversions in August and September, 2012, under ASC 815-15 “Derivatives and Hedging”, the instrument is measured at fair value at the date of the termination with the change in fair value recorded to earnings. During the nine months ended September 30, 2012, $31,066 was reclassified out of liabilities to equity,

The Company revalued the instrument as of September 30, 2012. The fair value of the instruments was determined to be $23,094 and the decrease from the debt issuance date was allocated to current period operations as a gain on derivative of $151,390.

Parlette Revocable Trust

As discussed in Note 4, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company valued the embedded derivative on the debt issuance date. The fair value of the instruments was determined to be $55,762 as of the debt issuance date, of which $11,000 was recorded as debt discount and $44,762 was recognized as loss on derivatives.

The Company revalued the embedded derivatives as of September 30, 2012. The fair value of the instruments was determined to be $30,753 as of September 30, 2012, and the decrease from the debt issuance date was allocated to current period operations as a gain on derivative of $25,009.

CHHJ of Southwest Florida, LLC

As discussed in Note 4, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company valued the embedded derivative on the debt issuance date. The fair value of the instruments was determined to be $73,250 as of the debt issuance date, which was recorded as debt discount.

The Company revalued the embedded derivatives as of September 30, 2012. The fair value of the instruments was determined to be $73,348 as of September 30, 2012, and the increase from the debt issuance date was allocated to current period operations as a loss on derivative of $98.

Other Convertible Notes

As discussed in Note 4, the Company determined that the instruments embedded in the convertible notes should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options

As a result of the note conversions, under ASC 815-15 “Derivatives and Hedging”, the instrument is measured at fair value at the date of the termination with the change in fair value recorded to earnings. During the nine months ended September 30, 2012, $135,780 was reclassified out of liabilities to equity.

The Company revalued the embedded derivatives as of September 30, 2012.  The fair value of the embedded derivative was determined to be $268,374.  The decrease from December 31, 2011 was recognized as a gain on derivative of $555,067 with gain of $1,212,191 allocated to the seven months ended September 30, 2012.

The following tables summarize the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2011 (Successor)	$959,221
ASC 815-15 addition (Connied, Inc)	6,722,571
ASC 815-15 addition (Garlette, LLC)	737,843
ASC 815-15 addition (Asher Enterprises)	205,550
ASC 815-15 addition (Parlette Revocable Trust)	55,762
ASC 815-15 addition (CHHJ of Southwest Florida, LLC)	73,250
ASC 815-15 deletions (Garlette, LLC)	(22,410)
ASC 815-15 deletions (Asher)	(31,066)
ASC 815-15 deletions (Other)	(135,780)
Change in fair value	(5,691,440)

Balance at September 30, 2012	$2,873,501

The following table summarizes the derivative (gain) or loss for the seven months period ended September 30, 2012 recorded as a result of the derivative liabilities above:

Derivative Liabilities
Balance at March 1, 2012 (Successor)	$-
Excess of fair value of the derivative over note payable (Connied, Inc)	5,864,552
Excess of fair value of the derivative over note payable (Garlette, LLC)	656,781
Excess of fair value of the derivative over note payable (Asher)	169,368
Excess of fair value of the derivative over note payable (Parlette Revocable Trust)	44,762
Change in fair value	(6,348,025)

Balance at September 30, 2012	$378,438

(6)      Asset Purchase Agreement

In February 2012, the Company completed the acquisition of assets to be used for the expansion of its waste management and site work division. The assets include 140 roll-off dumpsters, 3 roll-off trucks, and construction and site-clearing equipment, including a Bobcat and a grading tractor. As discussed in Note 4, the assets were purchased from Connied, Inc. for a purchase price of $837,519, which was paid with a Promissory Note. Connied, Inc obtained the assets in December 2011 through foreclosure on a loan from Mark’s Dumpster Services, Inc. (“MDS”), an entity controlled by the Company’s officers and directors. However on the date of acquisition, MDS were not control by the Company. The Company determined the purchase of the assets qualifies as a business under ASC 805 “Business Combinations”. The purchase price was allocated 100% to fixed assets and the Company did not identify any intangible assets and assume any liabilities from the predecessor. Additionally, the Company determined they succeeded to the business of MDS and therefore will be required to comply with the rules and regulations of the SEC as required by S-X Rule 8-02 for the presentation of predecessor financial statements.  Accordingly, the interim financial statements as of September 30, 2011 and December 31, 2011 are that of MDS, the interim financial statements as of February 29, 2012 are that of MDS and MWDS, and the interim financial statements as of September 30, 2012 are that of the Company.

(7)        Preferred Stock

On September 30, the Company issued 500,000 Series A convertible preferred shares to Denise Houghtaling to settle salary payable of $205,124 accrued from January 1, 2011 to December 31, 2011. The CFO has the right to convert all (but not part) of her shares of Series A convertible preferred stock into 51% of the Company’s common stock issued as of the conversion date. The Series A preferred shares are not redeemable by either the Company or the shareholder, pays zero dividend and carries the right, voting with the holders of the Company’s common shares as if all shares of Series A preferred shares would convert.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of Series A preferred stock and concluded the embedded conversion feature should be classified as equity and not be bifurcated.

(8)        Common Stock

Shares issued for convertible notes:

During the nine months ended September 30, 2012, the Company converted a total of $41,934 convertible debt into 221,261,808 common shares. See discussion in Note 4.

On July 30, 2012, the Company issued 1,000,000 and 500,000 common shares to Denise Houghtaling and Mark Houghtaling, respectively, per terms of their employment agreements dated July 23, 2010.  The Company issued 143,300,820 common shares to Denise Houghtaling as the settlement of salary payable accrued from July 23, 2010 to December 31, 2010, per terms of her employment agreement dated July 23, 2010. The fair value of the 144,800,820 common shares issued was determined to be $130,246, out of which $93,146 was recorded as reduction of salary payable and $37,100 was recorded as stock compensation expense in the seven months ended September 30, 2012.

(9)        Related Party Transactions

As of September 30, 2012, the Company had a balance due from related parties of $14,203, which is non-interest bearing, unsecured and due on demand.

(10)     Subsequent Events

In October and November 2012, three debt holders converted $11,169 of debt into 135,929,193 shares of common stock.

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

Results of Operations

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011

Revenues

During the three months ended September 30, 2011 and 2012, revenues for the predecessor company, Mark’s Dumpster Services, Inc. (“MDS”) were $139,344 compared with $217,128 for the Company. Revenues have increased due to an increase in sitework business.

Total operating expenses

During the three months ended September 30, 2011 and 2012, total operating expenses for MDS were $201,595 compared with $536,678 for the Company. The increase was primarily due to higher compensation and dumpster costs for the Company.

Other expense

During the three months ended September 30, 2011 and 2012, total other expenses for MDS were $46,337 compared with $43,216 for the Company.  The decrease in other expense was primarily due to an increase in interest expenses offset by increase in gain on derivatives.

Net loss

During the three months ended September 30, 2011 and 2012, the net loss for MDS was $108,588 compared with $362,676 for the Company.

For the nine months ended September 30, 2012 which is combined from the two months ended February 29, 2012 and seven months ended September 30, 2012 as compared to the nine months ended September 30, 2011

Revenues

During the nine months ended September 30, 2011 and 2012, revenues for the predecessor company, Mark’s Dumpster Services, Inc. (“MDS”) were $423,223 compared with $599,002 for the combined predecessor and Company. Revenues have increased due to an increase in sitework business.

Total operating expenses

During the nine months ended September 30, 2011 and 2012, total operating expenses for MDS were $586,146 compared with $1,318,746 for the combined predecessor and Company. The increase was primarily due to higher compensation and SG&A costs for the combined Company.

Other expense

During the nine months ended September 30, 2011 and 2012, total other expense for MDS were $135,476 compared with $683,062 for the combined predecessor and Company.  The increase was primarily due to the change in the value of the derivative liability and increase in interest expenses.

Net loss

During the nine months ended September 30, 2011 and 2012, the net loss for MDS was $298,399 compared with $1,402,806 for the combined predecessor and Company.

Going Concern Consideration

The Company is formerly a development stage company and only recently commenced principal operations. The Company incurred a net loss of $1,379,122 for the seven months ended September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development of a waste management business that will generate sufficient revenues to sustain the operations of the Company.

Liquidity and Capital Resources

As of September 30, 2012, we had $8,305 in cash.  The Company does not believe that its cash resources will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain additional funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

Changes In Internal Control Over Financial Reporting

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

MAJIC WHEELS CORP.

Dated: November 19, 2012	By:	/s/ Denise S. Houghtaling
Name: Denise S. Houghtaling
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)